Form 10-Q
period 1999-09-30
BLUESTONE SOFTWARE INC
filed 1999-11-15
CIK 1039242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number: 0-26613

================================================================================

                           BLUESTONE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   22-2964141
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

                                1000 BRIGGS ROAD
                           MT. LAUREL, NEW JERSEY 08054

          (Address of principal executive offices, including zip code)

                                 (856) 727-4600

              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes /X/ No / /

     The registrant has not been subject to such filing requirements for the past 90 days, as it closed its initial public offering on Form S-1 on September 29, 1999.

     As of November 8, 1999, there were 18,006,770 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS.

                    UNAUDITED BALANCE SHEET AS OF SEPTEMBER 30, 1999 AND BALANCE SHEET AS OF DECEMBER 31, 1998.

                    UNAUDITED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

                    UNAUDITED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS.

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     ITEM 5.     OTHER INFORMATION.

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURES

          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            BLUESTONE SOFTWARE, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                        1999           1998
                                                        ----           ----
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents .....................     $ 71,197      $  2,535
   Accounts receivable, net ......................        3,958         3,370
   Prepaid expenses and other ....................          323           149
                                                       --------      --------
Total current assets .............................       75,478         6,054

Property and equipment, net ......................        1,406         1,449
Other assets .....................................           49            33
                                                       --------      --------
                                                       $ 76,933      $  7,536
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Line of credit ................................     $    512      $    473
   Current portion of long-term debt .............          437           357
   Accounts payable ..............................        1,195         1,094
   Accrued wages .................................        1,225           579
   Other accrued expenses ........................        2,808           477
   Due to related parties ........................           28           189
   Deferred revenues .............................        1,492         3,223
                                                       --------      --------
Total current liabilities ........................        7,697         6,392

Long-term debt ...................................          543           876

Subordinated notes due to related parties ........          500         1,000

Mandatorily redeemable convertible preferred stock         --          17,415

Stockholders' equity (deficit):
   Common stock ..................................           18             3
   Common stock warrants .........................        1,900            --
   Deferred stock-based compensation .............       (1,218)           --
   Additional paid-in capital ....................       98,452            12
   Accumulated deficit ...........................      (30,959)      (18,162)
                                                       --------      --------
Total stockholders' equity (deficit) .............       68,193       (18,147)
                                                       --------      --------
                                                       $ 76,933      $  7,536
                                                       ========      ========

        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------         ------------------
                                                      1999           1998         1999          1998
                                                      ----           ----         ----          ----
Net revenues:
   Software license fees .......................     $  3,147      $  1,354      $  7,874      $  2,546
   Services ....................................          856         1,029         2,721         2,735
   Third party products and related services ...         --             114          --           1,046
                                                     --------      --------      --------      --------
   Total revenues ..............................        4,003         2,497        10,595         6,327
Cost of revenues:
   Software license fees .......................           54           113           210           209
   Services ....................................          945         1,192         3,412         3,270
   Third party products and related services ...         --              73          --             607
                                                     --------      --------      --------      --------
   Total cost of revenues ......................          999         1,378         3,622         4,086
                                                     --------      --------      --------      --------
   Gross profit ................................        3,004         1,119         6,973         2,241
Operating expenses:
   Sales and marketing .........................        4,515         2,930        10,701         6,678
   Product development .........................        1,219           704         3,087         1,608
   General and administrative ..................          989           666         3,113         1,615
   Amortization of stock-based compensation ....           85          --             197          --
                                                     --------      --------      --------      --------
   Total operating expenses ....................        6,808         4,300        17,098         9,901
                                                     --------      --------      --------      --------
   Operating loss ..............................       (3,804)       (3,181)      (10,125)       (7,660)
Interest income (expense), net .................          113            42        (1,035)            9
                                                     --------      --------      --------      --------
Net loss .......................................       (3,691)       (3,139)      (11,160)       (7,651)
Accretion of preferred stock redemption value ..         (857)         (269)       (1,636)         (577)
                                                     --------      --------      --------      --------
Net loss available to common stockholders ......     $ (4,548)     $ (3,408)     $(12,796)     $ (8,228)
                                                     ========      ========      ========      ========

Basic and diluted net loss per share:
   Net loss per share ..........................     $  (0.93)     $  (1.12)     $  (3.48)     $  (2.72)
   Accretion of preferred stock redemption value        (0.22)        (0.09)        (0.51)        (0.20)
                                                     --------      --------      --------      --------
                                                     $  (1.15)     $  (1.21)     $  (3.99)     $  (2.92)
                                                     ========      ========      ========      ========
   Shares used in computing net loss per share .        3,968         2,815         3,204         2,814
                                                     ========      ========      ========      ========


        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                      -------------------
                                                                                      1999           1998
                                                                                      ----           ----
Operating activities:
   Net loss ...................................................................     $(11,160)     $ (7,651)
    Adjustments to reconcile net loss to net cash used in operating activities-
   Depreciation and amortization ..............................................          447           486
   Provision for doubtful accounts ............................................          206             7
   Issuance of Bridge loan warrants ...........................................        1,100          --
   Amortization of stock-based compensation ...................................          197          --
   Issuance of common stock options to non-employees ..........................          191          --
    Changes in operating assets and liabilities
   Accounts receivable ........................................................         (794)         (743)
   Prepaid expenses and other assets ..........................................         (190)           81
   Accounts payable and accrued expenses ......................................        3,077           712
   Deferred revenues ..........................................................       (1,731)         (635)
                                                                                    --------      --------
   Net cash used in operating activities ......................................       (8,657)       (7,743)

Investing activities:
   Purchases of property and equipment ........................................         (404)       (1,082)

Financing activities:
   Net proceeds from (repayments of) line of credit ...........................           39          (888)
   Proceeds from long-term debt ...............................................         --             939
   Repayments of long-term debt ...............................................         (253)          (57)
   Proceeds from issuance of preferred stock, net .............................       23,060        11,238
   Restricted cash ............................................................         --             400
   Issuance of common stock, net of offering expenses .........................       54,816          --
   Net advances from (repayments to) related party ............................         (161)          343
   Proceeds from exercise of common stock options .............................          222          --
                                                                                    --------      --------
   Net cash provided by financing activities ..................................       77,723        11,975
                                                                                    --------      --------
Net increase in cash and cash equivalents .....................................       68,662         3,150
Cash and cash equivalents, beginning of period ................................        2,535         2,330
                                                                                    --------      --------
Cash and cash equivalents, end of period ......................................     $ 71,197      $  5,480
                                                                                    ========      ========

Supplemental cash flow information:
   Cash paid for interest .....................................................     $    773      $    109
Non-cash investing and financing activities:
  Conversion of related party subordinated note to common stock ...............     $    500            --
  Conversion of preferred stock and all accrued dividends thereon
     to common stock...........................................................     $ 41,310            --


        The accompanying notes are an integral part of these statements.

BLUESTONE SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared by the Company and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of results for the interim periods presented. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on September 23, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999.

Note 2.  Net loss per share

     The Company follows SFAS No. 128, "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities like stock options, which would result in the issuance of additional shares of common stock. For the three and nine months ended September 30, 1998 and 1999, the impact of stock options was not considered as their effect on EPS would be anti-dilutive.

Note 3.  Initial Public Offering

     On September 29, 1999, the Company completed an initial public offering of 4,000,000 shares of its common stock, .001 par value per share. The Company received proceeds of $54.8 million, net of underwriting discounts and offering expenses. Upon closing of the offering, all of the Company's then-outstanding redeemable convertible preferred stock and the accrued dividends thereon were converted into 10,493,481 shares of common stock. Additionally, the Company's Board of Directors authorized a 1 for 3.2 reverse stock split of its common stock to be effected immediately prior to the offering. The reverse stock split has been retroactively reflected in the accompanying financial statements.

Note 4.  New Commitments

     On October 29, 1999, the Company entered into a seven and a half-year lease with a realty company for facilities in Lester, Pennsylvania. This lease is secured by a $600,000 letter of credit. The Company expects to relocate certain departments to this facility during the first quarter of 2000.

     During November 1999, the Company entered into a master lease agreement with an equipment leasing company that provides for an equipment lease line of up to $1,000,000. Borrowings on the lease line will be secured with a letter of credit equal to 60% of the outstanding balance.

Note 5.  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning December 31. 1997, SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has no other comprehensive income items, therefore, the adoption of SFAS No. 130 had no impact on the financial statements.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes the Company operates in one business segment, therefore, the adoption of SFAS No. 131 had no impact on the financial statements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 in January 1999. The adoption had no material effect on the Company's financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Financial Statements and Notes thereto as of

December 31, 1998 and 1997 and for each of the years ended December 31, 1998, 1997 and 1996, included in our S-1 Registration Statement filed with the Securities and Exchange Commission in conjunction with our initial public offering of common stock.

     The information in this discussion contains forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described in "Risk Factors." The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved.

OVERVIEW

     We are a leading provider of software for enterprise interaction management, which enables businesses to extend information over the World Wide Web in a controlled manner and to support high volumes of users and interactions. Our flagship product, Sapphire/Web, is a framework for JAVA Web application servers and is currently in Release 6. In 1998, we decided to focus on internally developed software products and curtail the licensing and services related to third party products. Beginning in March 1998, we increased our sales and marketing efforts and hired new management. We hired a significant number of sales personnel throughout the country in order to develop a nationwide presence and generate increased revenue. The positioning and feature set of the Sapphire/Web product was shifted from a low-cost development tool to an enterprise-wide software solution for Internet applications. For the year ended December 31, 1998, the Sapphire/Web products and related services generated approximately $7.0 million in revenues, while third party products and related services contributed approximately $1.1 million. In January 1999, we released Bluestone XML-Server, which represents a new generation of specialized Web application server focused on Internet commerce. In May 1999, Release 6 of Sapphire/Web was made generally available.

     We generate revenue from two principal sources: license fees for our software products and professional services and support revenue derived from consulting, training and maintenance services related to our software products.

     SOFTWARE LICENSE FEES. Typically, our customers pay an up-front, one-time fee for a perpetual license of our software. The amount of the fee is based on the number of developer seats and server interactions. A pricing model based on the number of processors within a server is also available. We also sell annual and multi-year licenses, primarily to independent software vendors. We generally require a written license contract that typically provides for an initial payment within 30-60 days of contract signing. Certain multi-year license contracts contain payment terms that extend beyond one year. Pursuant to the American Institute of Certified Public Accountants' Statement of Position 97-2, any amounts due under contract beyond one year are not deemed to be fixed and determinable and therefore are deferred and recognized as revenue when the payments become due.

     Prior to 1998, software licenses were principally the result of direct sales to end-users. Beginning in 1998, we began to focus on channel marketing. This has resulted in significant sales of products sold through independent software vendors, resellers and systems integrators. We believe that these alliances have helped to maximize our exposure in the marketplace. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual licensing transactions, ranging from small sales of perpetual developer licenses to large, multi-year licensing arrangements with independent software vendors.

     We generally recognize license fee revenue when a formal agreement exists, delivery of the product has occurred, no production, modification, customization or implementation obligations remain, the license fee is deemed fixed and determinable and collectibility is probable. Revenue from arrangements with distributors and resellers is not recognized until our product is delivered to the end-user.

     During the three months ended September 30, 1999, two of our customers individually accounted for greater than 10% of our total product and services revenues. During the nine months ended September 30, 1999, two of our customers individually accounted for greater than 10% of our total product and services revenues. Our top 10 customers represented 80% and 60% of total revenues in the three and nine months ended September 30, 1999, respectively. In the future, we expect to continue to have individual customers account for a significant portion of our revenues during a given period.

     SERVICES REVENUE. Services revenue consists principally of revenue derived from consulting services provided to customers during implementation and integration of our software products, training of customers' employees and fees for ongoing maintenance, which consists of customer technical support services and unspecified product upgrades/enhancements on a when-and-if-available basis. Consulting and training services are typically delivered on a time and material basis and are typically completed within one month following license contract signing. Consulting services generally consist of simple installations and configurations. We recognize services revenue as the services are performed. Maintenance revenue is generally invoiced in advance and is recognized ratably over the term of the maintenance agreement, which is generally 12 months.

     COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of the costs associated with the purchase of product CDs and related documentation and duplication costs.

     COST OF SERVICES. Cost of services consist primarily of salary and benefit costs of our consulting, support and training organizations, and are expensed when incurred. Additionally, from time to time we engage outside consultants to meet peaks in customer demand.

     SALES AND MARKETING. We license our products primarily through our indirect channels and direct sales force. Sales and marketing expenses consist primarily of personnel costs, commissions to employees, office facilities, travel and promotional events such as trade shows, advertising and public relations programs.

     PRODUCT DEVELOPMENT. We maintain an in-house development staff to enhance our existing products and to develop new ones. Product development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. We establish technological feasibility upon the completion of a working model. To date, we have expensed all software development costs due to the minimal level of development costs incurred subsequent to the establishment of technological feasibility.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include our personnel and other costs of our finance, human resources and information services activities.

     STOCK-BASED COMPENSATION. The amount by which the fair market value of our common stock exceeded the exercise price of stock options on the date of grant is recorded as deferred compensation and is amortized to stock-based compensation expense as the options vest.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

SOFTWARE LICENSE FEES

     License fees were $3.1 million and $1.4 million for the three months ended September 30, 1999 and 1998, respectively. This increase of 132.4% was primarily due to an increased presence in the market, as well as an increase in the amount of license revenue per customer during the third quarter of 1999 versus the same period during 1998.

SERVICES REVENUE

     Services revenue was $856,000 and $1.0 million for the three months ended September 30, 1999 and 1998, respectively, a decrease of 16.8%. Services revenue decreased between the two periods due to a strategic change in the use of our professional staff. By the beginning of 1999, the main focus of the services organization had shifted to concentrate on short-term, installation-type engagements, usually less than two weeks in duration, rather than long-term implementation activities. These implementation activities are now performed primarily by systems integrators with which we have strategic alliances.

THIRD PARTY PRODUCTS AND RELATED SERVICES REVENUE

     Third party products and related services revenue was zero and $114,000 for the three months ended September 30, 1999 and 1998, respectively. This decrease was due to our decision in 1998 to curtail the licensing and services related to third party products so that we could focus on our proprietary products.

GROSS MARGIN-LICENSE FEES

     Our license fee gross margin increased to 98.3% for the three months ended September 30, 1999 from 91.7% for the same period in 1998. This increase was primarily due to the increase in the amount of license revenue per customer during the third quarter of 1999, while there was a decrease in the amount of duplication and printing costs.

GROSS MARGIN-SERVICES REVENUE

     Our services gross margin improved to (10.4)% for the three months ended September 30, 1999 from (15.8)% for the same period in 1998. This is primarily due to the increased utilization of our services personnel, as well as an increase in our sales price for services. Our services gross margin remained negative in 1999 primarily due to the hiring and training of additional personnel to support our growing installed base of customers and anticipated increases in future revenues. We believe our services gross margin will likely decrease over the next several quarters as we continue to hire personnel to support our growing base of customers.

SALES AND MARKETING

     Sales and marketing expenses were $4.5 million and $2.9 million for the three months ended September 30, 1999 and 1998, respectively, an increase of 54.1%. Of this increase, $499,000 was due to increases in payroll and related costs, $152,000 in recruiting costs and $99,000 in travel costs as a result of the growth in the number of sales personnel, $295,000 was due to increased trade show and public relations expenses, and $414,000 was due to increased commissions expense as a result of higher sales volume. We have increased our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the three months ended September 30, 1999 was 64 compared to 54 for the three months ended September 30, 1998. We also incurred increases in variable marketing expenses due to increased trade show participation, direct mail campaigns and advertising in order to increase market awareness and gain market acceptance of our products. These costs as a percentage of revenue were 112.8% and 117.3% for the three months ended September 30, 1999 and 1998, respectively.

PRODUCT DEVELOPMENT

     Product development expenses were $1.2 million and $704,000 for the three months ended September 30, 1999 and 1998, respectively, an increase of 73.2%. These costs as a percentage of revenue were 30.5% and 28.2% for the three months ended September 30, 1999 and 1998, respectively. These increases were associated with the development of our new products, Sapphire/Web Release 6 and the Bluestone XML Suite. We believe that our product development investment is essential for us to maintain our market and technological competitiveness. The increase was primarily due to an increase in payroll and related costs of $439,000. Average development headcount for the three months ended September 30, 1999 and 1998 was 34 and 25, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $989,000 and $666,000 for the three months ended September 30, 1999 and 1998, respectively, an increase of 48.5% over the three months ended September 30, 1998. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business. General and administrative expenses as a percentage of revenue were 24.7% and 26.7% for the three months ended September 30, 1999 and 1998, respectively.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation was $85,000 and zero for the three months ended September 30, 1999 and 1998, respectively. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes relative to the hiring of key employees and directors during the second quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of September 30, 1999, we had an aggregate of $1.2 million of deferred compensation to be amortized through June 30, 2003.

INTEREST INCOME (EXPENSE), NET

     Net interest income was $113,000 and $42,000 for the three months ended September 30, 1999 and 1998, respectively, an increase of 169.0%. The additional interest was due to higher than average cash balances during the recent quarter resulting from the Series C preferred stock financing in May 1999 yielding $25 million in gross proceeds as compared to the Series B preferred stock financing in April 1998 yielding $14.4 million in gross proceeds.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

SOFTWARE LICENSE FEES

     License fees were $7.9 million and $2.5 million for the nine months ended September 30, 1999 and 1998, respectively. This increase of 209.3% was primarily due to a shift in our product position from a low-priced development tool to a high-end, high-priced enterprise software solution. This change in product position has resulted in increased revenues per customer. Additionally, we were able to concentrate solely on our Sapphire/Web products and services once we curtailed our graphical user interface product line in April 1998. In addition, we received payment under an extended license fee arrangement with one customer in February 1999, which accounted for approximately $1.9 million of our license fee revenue during the nine months ended September 30, 1999. We also had another customer account for greater than 10% of our total product revenue during the nine months ended September 30, 1999.

SERVICES REVENUE

     Services revenue was $2.7 million for the nine months ended September 30, 1999 and 1998. Services revenue remained relatively constant between the two periods due to a strategic change in the use of our professional staff. By the beginning of 1999, the main focus of the services organization had shifted to concentrate on short-term, installation-type engagements, usually less than 2 weeks in duration, rather than long-term implementation activities. These implementation activities are now performed primarily by systems integrators with which we have strategic alliances.

THIRD PARTY PRODUCTS AND RELATED SERVICES REVENUE

     Third party products and related services revenue was zero and $1.0 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease was due to our decision in 1998 to curtail the licensing and services related to third party products so that we could focus on our proprietary products.

GROSS MARGIN-LICENSE FEES

     Our license fee gross margin increased to 97.3% for the nine months ended September 30, 1999 from 91.8% for the same period in 1998. This increase was primarily due to the increase in revenue per customer. Our focus on positioning the product as an enterprise-wide solution has increased the revenue associated with each sale, while the cost of sales for the product has remained relatively decreased as we have reduced our printing and duplication costs associated with our products and related documentation.

GROSS MARGIN-SERVICES REVENUE

     Our services gross margin decreased to (25.4)% for the nine months ended September 30, 1999 from (19.6)% for the same period in 1998. This was primarily due to the hiring and training of additional services personnel in advance of anticipated services revenue growth.

SALES AND MARKETING

     Sales and marketing expenses were $10.7 million and $6.7 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of 60.2%. Of this increase, $1.4 million was due to increases in payroll and related costs, $370,000 of recruiting costs and travel costs as a result of the growth in the number of sales personnel, $678,000 was due to increased advertising and trade show expenses, and $671,000 was due to increased commissions expense as a result of higher sales volume. We have increased our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the nine months ended September 30, 1999 was 54 compared to 46 for the nine months ended September 30, 1998. We also incurred increases in variable marketing expenses due to increased channels and customer marketing, direct mail campaigns and public relations expenses in order to increase market awareness and gain market acceptance of our products. These costs as a percentage of revenue were 101.0% and 105.5% for the nine months ended September 30, 1999 and 1998, respectively.

PRODUCT DEVELOPMENT

     Product development expenses were $3.1 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively, an increase of 92.0%. This is primarily due to increased payroll and related costs of $1.2 million. These costs as a percentage of revenue were 29.1% and 25.4% for the nine months ended September 30, 1999 and 1998, respectively. These increases were associated with the development of our new products, Sapphire/Web Release 6 and the Bluestone XML Suite. We believe that our product development investment is essential for us to maintain our market and technological competitiveness. Average development headcount for the nine months ended September 30, 1999 and 1998 was 30 and 19, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3.1 million and $1.6 million for the nine months ended September 30, 1999 and 1998, respectively. Included in expenses for the nine months ended September 30, 1999 were $577,000 for severance and consulting costs. The severance costs were related to the termination of certain executives, and the consulting costs were based upon the fair value of options issued to outside consultants. Excluding these costs, our general and administrative expenses were $2.5 million, an increase of 57.0% over the nine months ended September 30, 1998. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business. General and administrative expenses as a percentage of revenue were 29.4% and 25.5% for the nine months ended September 30, 1999 and 1998, respectively. Excluding these severance and consulting costs, the expenses as a percentage of revenue decreased to 23.9%.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation was $197,000 and zero for the nine months ended September 30, 1999 and 1998, respectively. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes relative to the hiring of key employees and the appointment of directors during the second quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of September 30, 1999, we had an aggregate of $1.2 million of deferred compensation to be amortized through June 30, 2003.

INTEREST INCOME (EXPENSE), NET

     Net interest expense was $1.0 million for the nine months ended September 30, 1999 and income was $9,000 for the nine months ended September 30, 1998. This increase was due to the issuance of warrants to purchase 137,608 shares of common stock at the weighted exercise price of $2.06 per share in connection with the issuance of convertible subordinated bridge notes. Original issue discount interest cost of $1.1 million was recorded during the second quarter of 1999 based upon the fair value of the warrants at the dates of issuance. The warrants are recorded as a component of stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1999, we completed the initial public offering of 4,000,000 shares of our common stock, realizing net proceeds from the offering of $54.8 million. Prior to the offering, we financed our operations and met our capital expenditure requirements primarily through sales of preferred stock, bank loans, equipment loans and funds generated from operations. From April 1997 through

May 1999, we raised approximately $41.6 million of venture capital funding in order to expand the sales and marketing and product development efforts of the business. As of September 30, 1999 our primary sources of liquidity consisted of cash of approximately $71.2 million and $1.2 million of available borrowings under our $1.75 million revolving line of credit, which is secured by substantially all of our assets. As of September 30, 1999, the balance outstanding on our line of credit was $512,000. Borrowings under the line of credit were subject to a borrowing base of 80% of eligible domestic accounts receivable and interest on our line of credit was payable monthly at rates of prime plus .75%.

     Net cash used for operating activities was $8.7 and $7.7 million for the nine months ended September 30, 1999 and 1998. Included in net loss for the nine months ended September 30, 1999 were non-cash items as follows: depreciation of $447,000, issuance of bridge loan warrants of $1.1 million, issuance of options to purchase common stock to consultants of $197,000 and charges of $191,000 to operating expense for the issuance of options to purchase common stock that were issued at an exercise price below fair market value. The cash used for operating activities in 1999 was attributable primarily to net losses $11.2 million, offset by the above non-cash items, and $7.7 million for the nine months ended September 30, 1999 and 1998, respectively.

     Net cash used in investing activities was $404,000 and $1.1 million for the nine months ended September 30, 1999 and 1998. The cash used in investing activities related primarily to purchases of computers and software for internal use.

     Net cash provided by financing activities amounted to $77.7 million and $12.0 million for the nine months ended September 30, 1999 and 1998. During the nine months ended September 30, 1998, net proceeds of $11.2 million was provided from the sale of Series B preferred stock to certain venture capital investors and $939,000 was provided from borrowings under the available equipment line. In May 1999, we sold 9,191,176 shares of Series C preferred stock for net proceeds of $23.1 million, $1.35 million of which was comprised of the conversion of indebtedness under bridge financing incurred earlier in 1999. In September 1999, we completed our initial public offering of 4,000,000 for net proceeds of $54.8 million. Additionally, we received proceeds of $222,000 from the exercise of common stock options and made repayments of $253,000 of long-term debt and $161,000 to related parties.

     On October 29, 1999, we entered into a seven and a half year lease with a realty company for facilities in Lester, Pennsylvania. This lease is secured by a $600,000 letter of credit. We expect to relocate certain departments to this facility during the first quarter of 2000 and estimate that capital expenditures, including leasehold improvements, furniture and equipment, of approximately $1.2 million will be required related to the operation of this facility.

     During November 1999, the Company entered into a master lease agreement with an equipment leasing company that provides for an equipment lease line of up to $1,000,000. Borrowings on the lease line will be secured with a letter of credit equal to 60% of the outstanding balance.

     We anticipate that we will continue to expand our sales operations throughout the U.S., as well as internationally, within the next 12 months and, therefore, we expect to incur increases in our sales and marketing expenditures. We also expect to incur increases in our product development expenditures as we continue to enhance our product offerings. These expenditures are expected to use significant amounts of our cash resources. However, we believe that our existing capital resources are sufficient to meet our capital requirements for the next 12 months.

YEAR 2000 ISSUES

     GENERAL. Year 2000 issues relate to computer programs or hardware that have date-sensitive software or embedded chips that may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     The term "computer programs and hardware" includes accounting, data processing and telephone/PBX systems, in addition to other miscellaneous systems. These systems may contain imbedded technology, which complicates our identification, assessment, remediation and testing efforts.

     STATE OF READINESS. We have designed the current versions of our software products to be Year 2000 compliant, and do not anticipate any Year 2000 issues related to these products. However, some older versions of our software products that we no longer sell may not be Year 2000 compliant. Any customers using an older version of one of our products that is not Year 2000 compliant may need to update to a newer product, apply available patches or discontinue using the software prior to January 1, 2000.

     We have performed an assessment of the Year 2000 readiness of our information technology systems, including the hardware and software we use to provide and deliver our products. Our testing to date has included our major infrastructure items, hardware platforms, telephone, voice mail and operating systems. All of the tested systems are compliant. Desktop computing, servers, switching and routing platforms have been inventoried and tested with only minor upgrades necessary to one router family. All personal computer systems have been tested and, where necessary, upgraded. By July 1999, we had largely completed the implementation of Year 2000 compliant internal computer applications for our main financial and order processing systems.

     We completed a Year 2000 simulation on our internal systems and software during the first quarter of 1999. Any discrepancies noted were corrected. Another testing cycle was completed during the third quarter of 1999 to ensure that systems that were determined to be non-compliant are remedied. It was determined that no significant upgrades will need to be made to the Company's existing systems or software because of Year 2000 compliance issues. No information technology projects have been delayed or deferred by our Year 2000 compliance program.

     As of January 1999, all third party vendors who provide us with systems or software were contacted and provided us with written assurances of their product's compliance. We have incorporated any recommended changes and upgrades wherever necessary. We have not used any independent verification or validation processes to verify the Year 2000 compliance of our third party vendors. In the event that one or more of our significant vendors or service providers are not Year 2000 compliant, due to undetected or embedded system components or technology, we believe that our results of operations will not be materially adversely affected and that our relationships with customers, vendors and others will not be materially adversely affected.

     We have also sought assurances of Year 2000 compliance from our material providers of items other than information technology and we have received the necessary responses regarding their compliance. We have not received notification from any vendor indicating that they are not Year 2000 compliant.

     COST AND RISK. We have funded our Year 2000 compliance efforts from our cash flow from operations and we have not incurred any significant costs to date related to Year 2000 issues and do not expect the cost of future Year 2000 issues to be material. Furthermore, we believe that Year 2000 issues will not pose significant operational problems for us. However, if all Year 2000 issues are not properly identified or if Year 2000 issues that are identified are not assessed, remediated and tested in a timely fashion, the Year 2000 issue may adversely impact our results of operations or adversely affect our relationships with customers, vendors or others. Also, we may experience operational difficulties caused by undetected errors or defects in embedded technologies that we use in our internal systems. Additionally, we cannot predict whether the Year 2000 issues of third parties will have a material adverse impact on our systems or results of operations.

     The costs and completion dates of our Year 2000 identification, assessment, remediation and testing efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events. We have not used any independent verification or validation process to assure the reliability of our risks and costs estimates. These estimates may prove to be inaccurate and actual results could differ materially from those currently anticipated. Specific factors that could cause these material differences include, but are not limited to, the ability to identify, assess, remediate and test all relevant products and services purchased from or by third parties and other similar uncertainties. In addition, variability of definitions of "compliance with Year 2000," and the myriad of different products and services, and combinations thereof, used by our customers in connection with our products may lead to claims against us which we cannot currently estimate. The aggregate cost of defending and resolving such claims, if any, may adversely impact our results of operations.

     Year 2000 issues may affect the purchasing patterns of current and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. Furthermore, our customers could be forced to postpone installations of our products due to dedication of resources to their own Year 2000 issues. We do not believe that there is any practical way to ascertain the extent of, and have no plan to address problems associated with, any reduction in purchasing resources of our customers. Any resulting reduction could have a material adverse effect on our business.

     To date, there has been no material negative impact on our financial condition or operations as a result of our Year 2000 compliance program.

     CONTINGENCIES. We are continuing with our analysis of the operational problems and costs that would be reasonably likely to result from our failure and the failure of certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. Although based on the analysis to date, we do not expect any material system failures, we intend to backup all mission critical data prior to January 1, 2000 and, to the extent that there are material system failures, we intend to roll-back the system dates and restore functionality of the affected systems as soon as possible.

RISK FACTORS

     THIS SECTION HIGHLIGHTS SPECIFIC RISKS WITH RESPECT TO AN INVESTMENT IN OUR BUSINESS. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. WE ALSO CAUTION YOU THAT THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT.

WE HAVE HAD RECENT LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

     We have incurred significant net losses since 1996, including losses of approximately $3.8 million and $11.6 million for the years ended December 31, 1997 and 1998, respectively and $11.2 million for the nine months ended September 30, 1999. Our losses have resulted in an accumulated deficit of approximately $31.0 million as of September 30, 1999. Any significant shortfall of revenues in relation to our expectations or any material delay of customer orders would have an immediate adverse effect on our business, operating results and financial condition. We may not be profitable in any future period. Our future operating results will depend on many factors, including:

     -    the overall growth rate for the markets in which we compete;

     - the level of market acceptance of, and demand for, our software products;

     -    the level of product and price competition;

     - our ability to establish strategic marketing relationships, develop and market new and enhanced products, and control costs;

     - our ability to expand our direct sales force and indirect distribution channels;

     -    our ability to integrate acquired businesses and product lines;

     -    our ability to develop and maintain awareness of our brands; and

     - our ability to attract, train and retain consulting, technical and other key personnel.

LACK OF GROWTH OR DECLINE IN INTERNET USAGE OR THE LACK OF ACCEPTANCE OF COMMERCE CONDUCTED VIA THE INTERNET COULD BE DETRIMENTAL TO OUR FUTURE OPERATING RESULTS.

     Our products enhance companies' ability to transact business and conduct operations utilizing the Internet. Therefore, our future sales and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. Rapid growth in the use of the Internet and other online services is a recent development and we are unsure whether that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. To be successful, we must rely on consumers and businesses, who have historically used traditional means of commerce to purchase products, accepting and utilizing new ways of conducting business and exchanging information over the Internet.

     In addition, the Internet may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and Web performance improvements. If the Internet continues to experience significant growth in the number of users, frequency of use or an increase in bandwidth requirements, the Internet's infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. If Congress, or other governing bodies both within and outside the United States, decides to alter materially the current approach to, and level of, regulation of the Internet, we may need to adapt our technology. Any required adaptation could cause us to spend significant amounts of time and money. If use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, if government regulations change, or if the Internet does not become a viable commercial marketplace, our business could suffer.

WE DEPEND ON OUR SAPPHIRE/WEB PRODUCTS AND IF THE MARKET FOR THESE PRODUCTS DOES NOT CONTINUE TO GROW, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Software license revenues from our Sapphire/Web software were $3.4 million or 42% of total revenues in 1998 and $7.9 million or 74% of total revenues in the first nine months of 1999. We expect to continue to be dependent upon the Sapphire/Web software products in the future, and any factor adversely affecting the market for Web application server software in general, or our software in particular, would adversely affect our ability to generate revenues. The market for Web application server software is competitive, highly fragmented and characterized by rapid technological change. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products and product enhancements in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop the Sapphire/Web software products and enhance the brand awareness of Sapphire/Web products. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products, our business could suffer.

IF THE MARKET'S ACCEPTANCE AND ADOPTION OF JAVA AND XML SERVER TECHNOLOGIES DOES NOT CONTINUE, OUR FUTURE RESULTS MAY SUFFER.

     Our Sapphire/Web product is 100% Pure JAVA. JAVA is a programming language developed by Sun Microsystems. Therefore, the continued acceptance of our products in the marketplace depends on JAVA's acceptance as a standard programming language. If Sun Microsystems were to make significant changes to the JAVA language or fail to correct defects and limitations in its products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable JAVA implementations either do not exist or are not available on commercially reasonable terms.

     In January 1999, we introduced a product based on a document format for the Web called XML, or extensible mark-up language. We cannot be sure that XML technology will be adopted as a standard, that XML-based products will achieve broad market acceptance, that our XML products will be accepted or that other superior technologies will not be developed. The failure of XML technology to become a standard or the failure of our XML products to achieve broad acceptance could adversely affect our ability to generate revenues. The XML server technology is one of several competing technologies used in information exchange and Internet commerce. We intend to continue to invest substantial resources in our XML products.

INTENSE COMPETITION AND INCREASING CONSOLIDATION IN OUR INDUSTRY COULD CREATE STRONGER COMPETITORS AND HARM OUR BUSINESS.

     The market for our products is intensely competitive, highly fragmented, characterized by rapid technological change and significantly affected by new product introductions. Recent acquisitions of several of our competitors by large software companies and other market activities of industry participants have increased the competition in our market. Our competitors consist of a number of private and public companies including, among others: BEA Systems which acquired WebLogic; IBM; Microsoft; Oracle; and Sun Microsystems, which acquired NetDynamics and the rights to Netscape's Application Server. In addition, we face competition from in-house software developers who may develop some or all of the functionality that our products provide. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products to offer and a larger installed base of customers than us, any of which could provide them with a significant competitive advantage.

     We expect to face increased competition in the future from our current competitors. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. We also may face increased competition from existing large business application software vendors that may broaden their product offerings to include Web application server software. Their significant installed customer bases and abilities to offer a broad solution and price these new products as incremental add-ons to existing systems could provide them with a significant competitive advantage.

OUR CUSTOMERS ARE CONCENTRATED AND THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

     Our top ten customers for the year ended December 31, 1998 and the nine months ended September 30, 1999 in the aggregate accounted for approximately 39% and 60%, respectively, of our revenues. One customer accounted for more than 10% of our revenues for the year ended December 31, 1998 and two customers each accounted for more than 10% of our revenues for the nine months ended September 30, 1999. We expect that a small number of customers will continue to account for a substantial portion of revenues in any given quarter in the foreseeable future, although it is unusual for the same customer to account for a substantial amount of revenues in each of several quarters. As a result, our inability to secure major customers during a given period or the loss of any one major customer could cause our revenues to drop quickly and unexpectedly.

IF WE FAIL TO DEVELOP NEW PRODUCTS AND SERVICES IN THE FACE OF OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE ADVERSELY AFFECTED.

     Due to the recent emergence of the Internet and the Web as a forum for conducting business, the market for Web application server systems in which we participate is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend in part upon our ability to enhance existing applications and develop and introduce new applications or components that:

     -    meet or exceed technological advances in the marketplace;

     -    meet changing customer requirements;

     -    achieve market acceptance;

     -    integrate successfully with third party software; and

     -    respond to competitive products.

     Our product development and testing efforts have required, and are expected to continue to require, substantial investment. We may not possess sufficient resources to continue to make the necessary investments in technology. In addition, we may not successfully identify new software opportunities and develop and bring new software to market in a timely and efficient manner. If we are unable, for technological or other reasons, to develop and introduce new and enhanced software in a timely manner, we may lose existing customers and fail to attract new customers, resulting in a decline in revenues.

OUR STOCK PRICE MAY FLUCTUATE WIDELY.

     Prior to our initial public offering in September 1999, there was no public market for our common stock. The market price of our common stock could fluctuate substantially due to:

     -    quarterly fluctuations in operating results;

     - announcements of new products or product enhancements by us or our competitors;

     -    technological innovations by us or our competitors;

     - general market conditions or market conditions specific to our or our customers' industries; and

     -    changes in earnings estimates or recommendations by analysts.

     Stock prices of Internet-related companies have been highly volatile. Our current stock price may not be indicative of the price that will prevail in the trading market. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has at times been instituted against that company. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

THE UNPREDICTABILITY OF OUR QUARTERLY OPERATING RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

     Quarterly fluctuations in operating results may be caused by:

     -    changes in the growth rate of Internet usage;

     -    fluctuations in the demand for our products and services;

     -    the level of product and price competition in our markets;

     - the timing and market acceptance of new product introductions and upgrades by us or our competitors;

     - our success in expanding our customer support and marketing and sales organizations;

     -    the size and timing of individual transactions;

     -    delays in, or cancellations of, customer implementations;

     -    customers' budget constraints;

     -    the level of product development expenditures;

     -    our ability to control costs; and

     -    general economic conditions.

     Many of these factors are not in our control. In addition, we also experience seasonality which causes us to typically recognize a disproportionately greater amount of our revenues for any fiscal year in our fourth quarter and a disproportionately lesser amount in our first quarter, due largely to sales force quota practices in the software industry and to customer budgeting processes.

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED.

     We are a growing company. Our ability to manage our growth will depend in large part on our ability to generally improve and expand our operational and sales and marketing capabilities, to develop the management skills of our managers and supervisors, many of whom have been employed by us for a relatively short time, and to train, motivate and manage both our existing employees and the additional employees that may be required. Additionally, we may not adequately anticipate all of the demands that growth may impose on our systems, procedures and structure. Any failure to adequately anticipate and respond to these demands or manage our growth effectively would have a material adverse effect on our future prospects.

THE DEVELOPMENT OF INTERNATIONAL OPERATIONS WILL CAUSE US TO FACE ADDITIONAL RISKS.

     We expect to expand our international operations and international sales and marketing efforts, initially, by opening regional sales and support offices in Europe and Asia Pacific within the next twelve months. We have limited experience in marketing, selling and distributing our products and services internationally. International operations, including operations in those regions that we are targeting, are subject to the following risks:

     -    recessions in foreign economies;

     -    political and economic instability;

     -    fluctuations in currency exchange rates;

     -    difficulties and costs of staffing and managing foreign operations;

     -    potentially adverse tax consequences;

     -    reduced protection for intellectual property rights in some countries;
          and

     -    changes in regulatory requirements.

OUR FAILURE TO MAINTAIN ONGOING SALES THROUGH A LIMITED NUMBER OF INDIRECT CHANNELS MAY RESULT IN LOWER REVENUES.

     We derive a significant portion of our license revenues through a limited number of independent software vendors, systems integrators, distributors and resellers. Although we intend to increase our marketing and direct sales efforts, we expect that a limited number of these indirect channels will continue to account for a significant portion of our revenues in any given quarter in the foreseeable future. To be successful, we must continue to foster and maintain our existing indirect channels, as well as develop new relationships. The loss of, or reduction in orders through, existing indirect channels or the failure to develop new indirect channel relationships could cause our revenues to decline and have a material adverse effect on our business.

IF WE LOSE OUR KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER.

     A significant portion of our senior management team has been in place for a relatively short period of time. Our success will depend to a significant extent on their ability to gain the trust and confidence of our other employees and to work effectively as a team.

     Our future success will also depend significantly on our ability to attract, integrate, motivate and retain additional highly skilled technical, managerial, sales, marketing, and services personnel. Competition for skilled personnel is intense, and we may not be successful in attracting, motivating and retaining the personnel required to grow and operate profitably. Failure to attract, integrate, motivate and retain highly skilled personnel could adversely affect our business, especially our ability to develop new products and enhance existing products.

THE LENGTHY AND VARIABLE SALES CYCLES OF OUR SAPPHIRE/WEB PRODUCT COULD CAUSE SIGNIFICANT FLUCTUATION IN OUR QUARTERLY RESULTS.

     Our Sapphire/Web software is generally used for mission-critical or enterprise-wide purposes and involves a significant commitment of resources by our customers. A customer's decision to license our Sapphire/Web software generally involves the evaluation of the available alternatives by a significant number of personnel in various functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our Sapphire/Web software solutions. For these reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to six months, and is subject to delays over which we have little or no control. As a result, our ability to forecast the timing and amount of specific sales is limited and the delay or failure to complete one or more large license transactions could cause our operating results to vary significantly from quarter to quarter.

THE FAILURE TO IMPLEMENT SUCCESSFULLY OUR SAPPHIRE/WEB SOFTWARE COULD RESULT IN DISSATISFIED CUSTOMERS AND DECREASED SALES.

     Implementation of our Sapphire/Web software often involves a significant commitment of financial and other resources by our customers. The customer's implementation cycle can be lengthy due to the size and complexity of their systems and operations. In addition, our customers rely heavily on third party systems integrators to assist them with the installation of the Sapphire/Web software. Our failure or the failure of our alliance partners, our customers or our third party integrators to implement successfully our Sapphire/Web software could result in dissatisfied customers which could adversely affect our reputation.

WE MAY REQUIRE FUTURE ADDITIONAL FUNDING TO STAY IN BUSINESS.

     Over time, we may require additional financing for our operations. Additionally, we periodically review other companies' product lines and technologies for potential acquisition. Any material acquisitions or joint ventures could require additional financing. This additional financing may not be available to us on a timely basis if at all, or, if available, on terms acceptable to us. Moreover, additional financing may cause dilution to existing stockholders.

CAPACITY RESTRICTIONS COULD REDUCE THE DEMAND AND UTILITY OF OUR PRODUCTS.

     Concurrency restrictions can limit Internet deployment and use capacity. The boundaries of our Sapphire/Web software and Bluestone XML server capacity, in terms of numbers of concurrent users or interactions, are unknown because, to date, no customer or testing environment has reached these boundaries. The Sapphire/Web software's or the Bluestone XML server's capacity boundaries may, at some future time, be reached and, when reached, may be insufficient to enable our customers to achieve their desired levels of information deployment and exchange. We may lose customers or fail to gain new customers if either of the Sapphire/Web software's or the Bluestone XML server's capacity boundary limits the ability of our customers to achieve expected levels of information deployment and exchange or Internet commerce transactions.

OUR LIMITED ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD IMPAIR OUR ABILITY TO COMPETE EFFECTIVELY.

     Our success and ability to compete are substantially dependent on our internally developed technologies and trademarks, which we protect through a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, though we are unable to determine the extent to which piracy of our software products exists, we expect software piracy to be a problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Furthermore, our competitors may independently develop technology similar to ours.

     The number of intellectual property claims in our industry may increase as the number of competing products grows and the functionality of products in different industry segments overlaps. Although we are not aware that any of our products infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not claim infringement by us with respect to current or future products. Any of these claims, with or without merit, could be time consuming to address, result in costly litigation, cause product shipment delays or require us to enter into royalty or license agreements. These royalty or license agreements might not be available on terms acceptable to us or at all, which could have a material adverse effect on our business.

OUR FAILURE TO OBTAIN OR MAINTAIN THIRD PARTY LICENSES COULD HARM OUR BUSINESS.

     We have in the past and may in the future, resell, under license, certain third party software that enables our software to interact with other software systems or databases. In addition, we license certain software technology used to develop our software. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified and licensed or compiled, which could adversely affect our business.

WE MAY BE SUBJECT TO FUTURE PRODUCT LIABILITY CLAIMS AND OUR PRODUCTS' REPUTATIONS MAY SUFFER.

     Many of our installations involve projects that are critical to the operations of our customers' businesses and provide benefits that may be difficult to quantify. Any failure in a customer's system could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although our license agreements with our customers typically contain provisions designed to limit contractually our liability for damages arising from negligent acts, errors, mistakes or omissions, it is possible that these provisions will not be enforceable in certain instances or would otherwise not protect us from liability for damages. Although we maintain general liability insurance coverage, this coverage may not continue to be available on reasonable terms or at all, or may be insufficient to cover one or more large claims.

     We have entered into and plan to continue to enter into agreements with strategic alliance partners whereby we license our software products for integration with the alliance partners' software. If an alliance partner's software fails to meet customer expectations or causes a failure in its customer's systems, the reputation of our software products could be materially and adversely affected even if our software products performed in accordance with their functional specifications.

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, over the next several months, computer systems and/or software used by many companies may need to be upgraded to comply with these "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with compliance. While our software products are not time/date sensitive, many of the third party software applications run by our customers are time/date sensitive. In addition, we have resold third party software that may not be Year 2000 compliant.

     We may experience unanticipated problems and costs caused by undetected errors or defects in the software used in our internal systems related to the Year 2000 transition. If our internal computer systems are not Year 2000 compliant then we or our customers may suffer system failures or miscalculations that could cause disruptions of operations.

     In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies are expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us.

     Our reasonable worst case scenarios include:

     - exposure to potential business disruption and resulting claims, whether with or without merit;

     - temporary inability to process transactions internally, to send invoices to vendors and customers or to engage in similar normal business activities; and

     - postponed or delayed sales because existing and potential customers may choose to defer purchasing, or reduce funds available to purchase, software products such as those offered by us.

     Our insurance coverage may not cover or be adequate to offset these and other business risks related to the Year 2000.

OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND WILL HAVE THE ABILITY TO MAKE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE.

     Currently, our executive officers, directors and their affiliates beneficially own approximately 59% of the outstanding shares of common stock. As a result, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

     -    election of directors;

     -    approval of mergers or consolidations; and

     -    sale of all or substantially all of our assets.

     This concentration of ownership may delay, deter or prevent acts that would result in a change of control of Bluestone, which in turn could reduce the market price of our common stock.

OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

     Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of Bluestone even if doing so would be beneficial to stockholders. For example, our charter provides for a classified board of directors and restricts the ability of stockholders to call a special meeting. Our bylaws allow the board of directors to expand its size and fill any vacancies without stockholder approval.

FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

     The market price of our common stock could decline as a result of sales by our existing stockholders or the perception that those sales may occur. These sales could also make it more difficult for us to raise funds through equity offerings in the future at a time and at a price that we think is appropriate.

     The holders of a significant amount of our common stock, as well as the holders of outstanding warrants, will be entitled to registration rights with respect to their common stock or the common stock underlying their convertible securities. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders pursuant to the exercise of their registration rights, these sales may have an adverse effect on our ability to raise needed capital.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop our products in the U.S. and have sold them primarily in North America. As a result, our financial results have not been affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the future, we expect to increase our international operations which could increase our exposure to these factors.

     Our future interest income will be sensitive to changes in the general level of U.S. interest rates. However, we plan to invest our excess cash in short-term, investment-grade, interest-bearing securities and we have concluded that there is no material market risk exposure relating to these investments.

Part II.  Other Information

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in securities and use of proceeds.

    (c)  Changes in securities and sale of unregistered securities

          During the quarter ended September 30, 1999 and prior to the closing of our initial public offering, we granted options to purchase 245,766 shares of our common stock at a weighted average exercise price of $13.68 per share to our employees pursuant to the 1996 Incentive and Non-Qualified Stock Option Plan, as amended. During this period, we issued 73,353 shares of common stock to employees upon the exercise of stock options at a weighted average exercise price of $2.87 per share. These options and shares of common stock were issued by us in reliance upon Rule 701 under the Securities Act of 1933 as amended (the "Securities Act").

          On September 15, 1999, we issued 218,750 shares of common stock upon the conversion of a convertible note at a conversion price of $2.29 per share. These shares were issued in reliance upon section 3(a)(9) of the Securities Act.

          Upon closing of the initial public offering, all of our then-outstanding redeemable convertible preferred stock and the accrued dividends thereon were converted into 10,493,481 shares of common stock. The Company's Board of Directors also authorized a 1 for 3.2 reverse stock split of its common stock to be effected immediately prior to the offering.

    (d)  Use of Proceeds

          On September 29, 1999, we completed our initial public offering of our common stock, .001 par value per share. The managing underwriters in the offering were Deutsche Banc Alex.Brown, Soundview Technology Group, C.E. Unterberg, Towbin and Legg Mason Wood Walker, Inc. The shares of common stock sold in this offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-82213). The Securities and Exchange Commission declared our Registration Statement effective on September 23, 1999. The offering commenced on September 24, 1999, on which date we sold all 4,000,000 shares of common stock registered under the Registration Statement at a price of $15.00 per share.

          The aggregate price of the offering amount registered and sold was $60 million. Net proceeds from the offering were $54.8 million after deducting underwriting discounts of $4.2 million and offering expenses of $1.0 million. None of the net proceeds of the offering were paid directly or indirectly to any director or officer of Bluestone or their associates, persons owning 10 percent or more of any class of equity securities of Bluestone or an affiliate of Bluestone. As of September 30, 1999, we had not used any of the net proceeds of the offering.

          We did not receive any proceeds from the exercise of the underwriters' over-allotment option which was closed on October 13, 1999 with respect to all 600,000 shares under such option at $15 per share. The following information is provided about the selling stockholders that sold shares of common stock pursuant to the over-allottment option:

               Selling Stockholder                             Shares Registered        Aggregate Price
               -------------------                             -----------------        ---------------
           Mel Baiada                                                152,253           $  2,283,795
           General Electric Capital Corporation                      158,000              2,370,000
           P. Kevin Kilroy                                            70,000              1,050,000
           P/A Fund, L.P.                                             66,860              1,002,900
           APA Excelsior IV, L.P.                                    127,875              1,918,125
           APA Excelsior IV/Offshore, L.P.                            22,566                338,490
           Patricof Private Investment Club, L.P.                      2,446                 36,690

Item 3.  Defaults upon senior securities.

         None.

Item 4.  Submission of matters to a vote of security holders.

          During the quarter ended September 30, 1999, we solicited written consents from the holders of our outstanding shares of capital stock on the following items in anticipation of and in connection with our initial public offering:

     1. On August 20, 1999, (i) amended our 1996 Incentive and Non-Qualified Stock Option Plan to increase by 1,100,000 the number of shares of common stock available for issuance upon the exercise of stock options granted or which may be granted under the plan, and (ii) we amended our certificate of incorporation to increase the aggregated amount of authorized shares of our capital stock by 1,100,000 shares in connection with the foregoing amendment to the plan. These actions were authorized by the partial written consent of 34,720,581 voting shares of our capital stock, representing 82% of the total number of shares of capital stock entitled to vote on such amendment.

     2. On September 9, 1999, we amended our certificate of incorporation to modify a provision regarding the automatic conversion of the then outstanding shares of our preferred stock. This action was authorized by the partial written consent of 39,700,714 voting shares of our capital stock, representing 94% of the total number of shares of capital stock entitled to vote on such amendment.

     3. On September 23, 1999, we amended our certificate of incorporation to authorize a 1-for-3.2 reverse-stock split of the then issued and outstanding shares of our common stock to take effect immediately prior to our initial public offering. This action was authorized by the partial written consent of 34,720,581 voting shares of our capital stock, representing 81% of the total number of shares of capital stock entitled to vote on such amendment.

     4. On September 29, 1999, we amended and restated our certificate of incorporation to reflect the conversion of all previously outstanding shares of our preferred stock and our stockholders' approval of certain amendments to our bylaws and 1997 Incentive Plan. These actions were authorized by the partial written consent of 40,318,266 voting shares of our capital stock, representing 93% of the total number of shares of capital stock entitled to vote on such amendment.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and reports on Form 8-K.

    (a)  Exhibits:

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-82213)).

     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-82213)).

     27.1 Financial Data Schedule (in electronic format only).

    (b)  Reports on Form 8-K:
         None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BLUESTONE SOFTWARE, INC.

Dated: November 12, 1999       By: /s/ S. Craig Huke
                                  -----------------------------------------
                                  S. Craig Huke
                                  SENIOR VICE-PRESIDENT AND
                                  CHIEF FINANCIAL OFFICER