Form 10-K
period 1999-12-31
BLUESTONE SOFTWARE INC
filed 2000-02-15
CIK 1039242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL PERIOD ENDED DECEMBER 31, 1999

                                        OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 0-26613
                            ------------------------
                            BLUESTONE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE
    (State or other jurisdiction of                      22-2964141
     incorporation or organization)         (I.R.S. Employer Identification No.)

                               300 STEVENS DRIVE
                        PHILADELPHIA, PENNSYLVANIA 19113
          (Address of principal executive offices, including zip code)

                                 (610) 915-5000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes /X/    No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Yes / /    No /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000 was $677,258,692. This calculation does not reflect a determination that persons are affiliates for any other purpose.

    Number of shares of common stock outstanding as of January 31, 2000:
18,241,886.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement relating to its 2000 annual stockholders meeting are incorporated by reference into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            BLUESTONE SOFTWARE, INC.
                    FISCAL YEAR 1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I.

Item 1.    Business....................................................      1

Item 2.    Properties..................................................     12

Item 3.    Legal Proceedings...........................................     12

Item 4.    Submission of Matters to a Vote of Security Holders.........     12

Item 4A.   Executive Officers and Key Employee of the Registrant.......     12

PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     13

Item 6.    Selected Financial Data.....................................     14

Item 7.    Management's Discussion and Analysis of Financial Position
           and Results of Operations...................................     14

Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................     32

Item 8.    Financial Statements and Supplementary Data.................     33

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................     51

PART III.

Item 10.   Directors and Executive Officers of the Registrant..........     51

Item 11.   Executive Compensation......................................     51

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................     51

Item 13.   Certain Relationships and Related Transactions..............     49

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................     51

           Signatures..................................................     54

FORWARD-LOOKING STATEMENTS

    In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled, "Management's Discussion and Analysis of Financial Position and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

    We believe we are a leading provider of software for enterprise interaction management, which enables businesses to extend information over the Web in a controlled manner and to support high volumes of users and interactions. This belief is based on our product performance and what we believe to be our relative share of the fragmented market for application server software. Our flagship product, Sapphire/Web, is a framework for JAVA Web application servers and is currently in Release 6. A Web application server is a software product that allows broad access to stored corporate information and applications to a variety of users, including customers, suppliers and employees, via the Web. We believe that our JAVA Web application server is the leading solution of its kind based on the breadth of its functionality. We believe that ours is the only product to adequately address the four defining elements of enterprise interaction management-development, deployment, integration and management-and therefore provides the most complete overall solution to our customers. In December 1998 at the Giga Information Group's Emerging Technology Conference, we demonstrated that our solution can meet the needs of virtually any enterprise by conducting a live simulation of an Internet commerce site running at a rate of over 100 million interactions per day. In January 1999, we released Bluestone XML Suite, which represents a new generation of specialized Web application server focused on commerce via the Internet. In December 1999, we released Bluestone Total-e-Business, an e-business platform that provides the infrastructure, integration, content management, personalization and e-commerce components that companies utilize to conduct their businesses on the Internet. In December 1999, at the Giga Information Group's Emerging Technology Conference, we performed a live demonstration of our Total-e-Business solution, integrating the Internet, Web application servers and wireless technology. We were awarded a "best of" category win in the competition for this demonstration.

    We participate in the following three separate markets:

    - THE MARKET FOR JAVA WEB APPLICATION SERVERS. In this market sector, enterprises employ our solutions to deploy their existing information technology assets for use in a Web environment, and to create new enterprise applications that are used via the Web.

    - THE MARKET FOR EXTENDING THE SUPPLY CHAIN. In this market sector, our products enable the "virtual corporation," which means they allow an enterprise to integrate its information assets with those of its partners, vendors and customers to improve collaboration utilizing Web technology in a highly secure and scalable environment.

    - THE MARKET FOR ELECTRONIC BUSINESS ENABLEMENT. In this market sector, enterprises that wish to use the Internet as a means for conducting business, utilize our products:

       - as an infrastructure for performance, scalability and fault tolerance;

       - as a basis for application integration, internally and externally;

       - to manage and deliver content dynamically;

       - to maintain a profile for every user, customer, partner and vendor and to deliver information to each of them in a personalized format; and

       - as the standards-based e-commerce platform, including components such as catalogues, shopping carts, credit card authorization, shipping and taxation systems.

    Our solutions are used by some of the world's leading companies, including ARI, Avnet, Deutsche Bank, Expression Engines, Inc., Food.com, gazoontite.com, Hewlett-Packard, Houghton Mifflin Company, Sanchez Computer Associates, Spinrocket.com, Inc. and Strategic Weather Services.

OUR INDUSTRY

GROWTH IN INTERNET RELATED SOFTWARE

    The Internet has experienced dramatic growth, both in terms of the number of users and as a means of conducting commercial transactions, and is expected to continue to grow rapidly. According to a report prepared by the Computer Industry Almanac Inc., an independent research organization, the number of Internet users was over 150 million in 1998, and is expected to grow to over 720 million by the end of 2005.

    The increase of users and business activities on the Web has created a market for Web application software as existing businesses and new Web-based enterprises foster new revenue streams, significantly broaden information deployment, enable inter-enterprise collaboration and strive to reduce the cost of maintaining an ever-changing technology infrastructure.

THE RISE OF THE ENTERPRISE APPLICATION SERVER

    To date, most companies' use of Internet technology has consisted of employing Internet software products called Web servers to provide marketing material through their Web sites. This technology allows the presentation of relatively simple information to users, such as pictures and text, through static documents. This static information must be preformatted with the information to be displayed, then manually changed when information is to be updated. This technology is still heavily in use today, but cannot sufficiently meet the quickly growing needs of companies to provide complex and dynamic information to their users. The existing information technology infrastructure of most companies leaves them unable to utilize, integrate or deploy existing information technology assets for Internet commerce or use over the Web. These companies are recognizing that a broader set of facilities is required to capture the substantial benefits offered by Internet computing. These facilities include:

    - development capabilities that are specifically geared to a Web-based environment;

    - interaction environments that are scalable and reliable;

    - integration faculties that allow seamless linkages between the Internet and an enterprise's existing information infrastructure;

    - the ability to effectively monitor and manage Web-based applications and infrastructure;

    - the ability to dynamically deliver content and manage that content based on attributes and weighting factors;

    - the ability to deliver content to individuals based on their own unique needs and attributes and to personalize that delivery; and

    - the ability to incorporate e-commerce components seamlessly into the corporate environment to satisfy the demands of the new business model centered on the Internet.

    Web application servers such as our software have emerged to provide these facilities. Web application servers, by design, allow scalable, secure real time, interactive access to complex information through the Web that is otherwise only available internally in an organization through its own applications and existing databases. They do this by providing the following capabilities:

    - load balancing-spreading the workload across multiple processors;

    - transaction management-tracking and assuring the completion of transactions;

    - integration to multiple back-end sources-making all enterprise information available for use;

    - an integrated development environment-a graphical tool to assist software developers;

    - application management-monitoring and reporting on all application server activity; and

    - multiple user support-the ability to individually serve a community of disparate users.

OUR SOLUTION

    We provide a comprehensive framework that enables businesses to deploy information across the Internet, or their proprietary company networks called intranets and extranets, to employees, customers, suppliers and partners. Our solution furnishes businesses with the ability to: Web-enable existing information systems; develop new Web-based applications; integrate their corporate systems internally and with those of their partners and vendors; identify, manage and dynamically deliver information; personalize and analyze interaction with users, customers, partners and vendors; and utilize commercially available e-commerce components to enable Internet commerce. Our deployment solution is certified by Sun Microsystems as 100% Pure JAVA and therefore operates in all enterprise computing environments. We have recently introduced the capability to support Hot Swapping, which enables the movement of applications from one computer to another, and Hot Versioning, which enables software programs to be updated between user clicks. These features allow businesses to upgrade or fix their hardware and software without interrupting user interactions permitting true 24x7 operations. This is particularly critical for companies engaged in Internet commerce where down time can be very costly. We believe our solution is the only one available that provides the features and capabilities necessary for use in enterprise-scale, mission-critical applications. In particular, our solution offers the following facilities:

    ROBUST DEVELOPMENT ENVIRONMENT AND TOOLSET. Our solution includes an integrated development environment, which can be thought of as a programmer's toolkit, that uses industry-standard programming components to easily assemble applications and provides improved support for users with varying skill levels. This toolkit includes automated routines to generate user interfaces and the ability to import existing user interfaces from other sources, which increases a programming staff's development speed. The environment is open and highly adaptable, which allows programmers to increase their productivity by selecting the most appropriate tools for a given task.

    SCALABLE, OPEN, HIGH-PERFORMANCE DEPLOYMENT. The Web application server framework within our solution enables businesses to make their information available with a high degree of reliability, security and flexibility. Our Web application server supports very high volumes of interactions and high numbers of concurrent users with caching, load balancing and fault-tolerance features, which optimize response times and ensure the integrity of applications. In addition, our standards-based, 100% Pure JAVA architecture allows for a high level of flexibility in operating systems, programming languages, and database access and communication protocols, with no dependence on proprietary technology.

    EXTENSIVE INTEGRATION CAPABILITIES. Our solution goes beyond application programming interfaces, or APIs, to facilitate communications between a business' computing systems with pre-built modules for Web-enabling today's dominant business applications, such as those from SAP and PeopleSoft. Our solution also includes tools that allow programmers to rapidly build new integration modules for other applications, and generally enable complex information answers to be generated from any data source within the enterprise, no matter how remote or proprietary. These capabilities allow businesses to marry existing systems to new information delivery platforms, thereby preserving legacy investments.

    COMPREHENSIVE MANAGEMENT. Our solution provides the necessary means to monitor, administer and report on a business' entire Web infrastructure. These advanced features provide the means to perform administrative and management tasks easily and quickly, allow for real time reconfiguration of the information infrastructure, assure minimum and/or differentiated levels of service, and integrate with leading systems management utilities such as those from Computer Associates, IBM Tivoli, BMC and Hewlett-Packard. Our solution automatically generates alarms, alerts and reports, which allows for optimal performance of, and powerful insight into, a business' Web infrastructure.

OUR GROWTH STRATEGY

    Our goal is to maintain and extend our position as a leading provider of Web application server technology, enterprise application integration and Internet commerce solutions. Our key growth strategies are to:

    MAINTAIN AND EXTEND TECHNOLOGICAL LEADERSHIP. We believe that our technology, solution and features represent a significant competitive advantage and provide customer benefits that are not available from other solutions. Highly advanced technological elements incorporated in our solutions collectively contribute to the speed, scalability, reliability, manageability, flexibility and extensibility of our product set. For more information on these technological elements, see "Technology." We believe that our consistent record of technological industry firsts, as demonstrated by the release of our Bluestone XML Suite, and our early entry as an e-business platform provider with our Total-e-Business Suite will continue into the future.

    EXPAND PRODUCT OFFERINGS. We intend to continue to develop new products and enhancements to existing products to fuel continued growth. Recently, we introduced our XML Suite of products, which expands the markets and applications for our technology, with a focus on Internet commerce and inter-enterprise information exchange. New enhancements to our stable of products consist of enhanced Internet commerce services including the ability to provide differentiated service levels based on user profiles, improved content and presentation management capabilities, and significantly increased bandwidth, transaction processing and security. In December 1999, we released a new product line called Total-e-Business which is a new category of software referred to as an e-business platform. Total-e-Business combines our JAVA Web application infrastructure, our XML integration server, content management both from Bluestone and complementary software providers, delivery personalization based on dynamic user profile and analysis, and easy access to standard industry e-commerce components. Additional upcoming enhancements will include improved high-end management features like reporting and control systems, new business application capabilities and increased ease of use. We expect to continue to make considerable investments in product development to maintain this pace of innovation.

    CONTINUE TO FOCUS ON ENTERPRISE-SCALE SOLUTIONS. An April 5, 1999 article in PCWEEK ONLINE reported on an independent evaluation of our Web application server framework against two competitive products. The evaluation employed a simulated e-commerce site developed by Doculabs, an independent information advisory company. In this evaluation, our solution posted throughput and response time results that were 50% higher than our nearest competitor. In addition, our solution was the only product able to meet the fault-tolerance requirements of mission-critical and e-commerce applications. At the December 1998 Emerging Technology Conference sponsored by Giga Information Group, we performed a live demonstration based on a PCWEEK Labs-designed benchmark and successfully processed a variety of complex transactions at a rate of over 100 million interactions per day. At the December 1999 Emerging Technology Conference sponsored by Giga Information Group, we performed a live demonstration integrating the Internet, Web application servers and wireless technology. Consequently, we believe that we are uniquely positioned as a performance leader and innovator in our industry and will benefit as an increasing number of large mission-critical systems move to the Web and as Internet commerce and e-business grows.

    INCREASE MARKETING AND DIRECT SALES EFFORTS. We intend to leverage our previous customer successes by devoting significant marketing and direct sales resources to specific industry verticals, including telecommunications, insurance, brokerage, pharmaceuticals, e-commerce and e-business most easily identified by their Internet initiatives. We intend to increase the number of field sales offices and field sales representatives over the next 12 months. Our direct sales organization is primarily organized around geographic regions. As of December 31, 1999, we had 79 employees in sales and marketing, 32 of which were quota-carrying field and inside sales representatives.

    FURTHER DEVELOP INDIRECT CHANNELS, PARTNERS AND ALLIANCES. Our sales efforts are leveraged by indirect channels and partners, and we intend to continue to foster these relationships to fuel additional growth. These channels, partners and alliances significantly extend our market reach and overall opportunity set, and include the following:

    - independent software vendors, including Hewlett-Packard, Sanchez Computer Associates and Computer Associates;

    - systems integrators, including American Management Systems, Grant Thornton, KPMG, PricewaterhouseCoopers and approximately 65 others; and

    - value added distributors (VADs) and value added resellers (VARs), including Intraware and Merisel.

    MAKE STRATEGIC ACQUISITIONS OF COMPLEMENTARY BUSINESSES AND
TECHNOLOGIES. An element of our growth strategy is to make selected, strategic acquisitions of businesses and technology to consolidate our position as a leading provider of complete e-business solutions. We intend to pursue acquisitions that we believe will increase market share, expand product and service capabilities, obtain key human resources and technical expertise and generate greater critical mass and market presence.

OUR PRODUCTS

SAPPHIRE/WEB SUITE--APPLICATION SERVER FRAMEWORK

    SAPPHIRE/DEVELOPER. Sapphire/Developer is a software product that delivers the capability to build applications that are used through the Web to find, access and deliver enterprise-class information to users. It connects any back-end data source to any front-end data user. It supports a wide variety of industry standard data formats and programming languages, such as HTML and ActiveX, and enables the delivery of information to any database, flat file or other enterprise application. Sapphire/ Developer's ability to incorporate new technology, tools and development approaches allows increased productivity and faster deployment of Web applications.

    SAPPHIRE/DEVELOPER ENTERPRISE EDITION. Sapphire/Developer Enterprise Edition is a bundle of software products which includes the Sapphire/Developer Enterprise Deployment Kit and Sapphire/ Developer. Sapphire/Developer Enterprise Deployment Kit is a software tool kit that extends Sapphire/ Developer to enable the use of any combination of operating systems, programming languages and data definitions such as those from Microsoft, Sun and IBM.

    SAPPHIRE/UNIVERSAL BUSINESS SERVER. Sapphire/Universal Business Server is a Web application server that creates a real time, Web-enabled environment that scales applications to meet fluctuating needs, balances loads to prevent system downtime, crashes or poor performance and manages transactions across the Web infrastructure. Sapphire/Universal Business Server delivers scalability and consistent availability to mission-critical, enterprise-class Web applications.

    SAPPHIRE/APPLICATION MANAGER. Sapphire/Application Manager is a management engine that proactively collects and provides real-time performance and status information on a company's entire Web infrastructure, including all components of the Sapphire/Web application server framework. Sapphire/Application Manager monitors all user interactions and bolsters the quality, performance and integrity of work being performed over the Web using the Sapphire/Web application server.

    SAPPHIRE/INTEGRATION MODULES. Sapphire/Integration Modules provide a solution for integrating a company's existing information assets without the need for extensive and costly re-engineering of applications and infrastructure. Sapphire/Integration Modules create reusable programs that are used to access all of a company's information resources and make them easily available to programmers and users. We provide Sapphire/Integration Modules to popular applications and protocols, such as SAP, PeopleSoft, CICS and MQ Series.

BLUESTONE XML SUITE-INTEGRATION SERVER

    BLUESTONE XML-SERVER. Our Bluestone XML-Server, released in January 1999, is a specialized application server that automatically converts data from existing sources into XML documents and then uses the XML documents to communicate with other applications. XML is a highly flexible document format for structuring data on the Web. Our Bluestone XML-Server enables businesses to conduct Internet commerce, integrate their supply chains and generally share information across software applications and with other businesses in an automated fashion.

    BLUESTONE VISUAL-XML. Our Bluestone Visual-XML product, announced in February 1999 and released in May 1999, is a tool kit designed to allow business users to develop applications based on XML with a graphical drag-and-drop environment.

    XWINGML. Our XwingML product is an open source application that was released in February 1999 and is used to create JAVA graphical user interfaces based on XML documents.

    BLUESTONE XML-CONTACT. Our Bluestone XML-Contact is open source software that lets devices using 3Com's Palm operating system exchange contact information with any corporate database, turning personal productivity tools into corporate information resources with the power of XML.

TOTAL-E-BUSINESS SUITE--E-BUSINESS PLATFORM

    INFRASTRUCTURE. Our Total-e-Business Suite, released in December 1999, is built upon our proven application server framework, Sapphire/Web, which supplies the performance, scalability, fault tolerance, Pure JAVA deployment and application management for e-business operations.

    INTEGRATION SERVER. Our Total-e-Business Suite uses our Bluestone XML Suite and our Sapphire Integration Modules to integrate an enterprise's internal applications and to extend that integration to external sources of information from users, customers, partners and vendors.

    DYNAMIC CONTENT MANAGEMENT. Our Total-e-Business Suite provides the ability to tag content with attributes and weighting factors thereby enabling our customers to identify and manage content for dynamic delivery based on specification. This is a fundamental capability needed to deploy an overall e-business approach of having a single architectural model for all content delivery and avoiding islands of technology solutions. This capability uses the XML standard to provide an open, flexible and scaleable solution to creating a complex Web site and e-business platform.

    PERSONALIZATION. Our Total-e-Business Suite includes the ability to identify and tag with attributes and weighting factors, individuals or systems authorized to access the e-business platform. This allows for complete customized content and personalized view depending on the recipient. We offer our customers multiple methods to meet their varied personalization needs ranging from collaborative filtering to declarative rules.

    XML RULES ENGINE. One of our methods of personalization allows for business managers to declare rules specifying the type of content for different categories of users--for example, senior citizen discounts or promotion of overstocked inventory. Bluestone has created a rules engine that we believe to be unique in the industry that is designed so that multiple rules may be used to customize content for each user of a Web site. This provides our customers with the power to provide flexible, customized Web sites managed by the business units responsible for the interaction with the client.

    E-COMMERCE COMPONENTS. Bluestone Total-e-Business is packaged with a set of e-commerce components built for easy reuse by customers. These components include catalog, searching, shopping cart, shipping, taxation and others. There is a sample storefront supplied with the system for our customers use in setting up a unique site to meet the needs of their clients. There is also a personalization capability included in the storefront that enables the client to log into the finished e-business site and customize their own content delivery.

SERVICES AND SUPPORT

    We offer short-term mentoring, consulting and customer training services through our Advanced Technology Group. We use our Advanced Technology Group resources to assist our partners and clients in the early implementation efforts, which tend to be less than one month in duration, and rely on our systems integration partners to deliver longer-term professional integration services. This strategy allows us to offer a higher degree of pre- and post-sales support to our prospects, partners and licensees in support of furthering the sales of our software products.

    We have a Customer Support Group that provides ongoing maintenance and support to customers through maintenance contracts. We furnish support through the telephone and e-mail, as well as through a portion of our Web site called Explore Web, which provides users with access to a comprehensive knowledge base of the Total-e-Business, Sapphire/Web and XML Suite solutions.

    We offer extensive training and certification for all of our products as well as course training in related topics, such as JAVA, XML and the Web in general. Additionally, we also offer formal instruction through interactive distance learning, which furnishes instruction through an innovative mix of video, computer-based training and e-mail. We provide ongoing technical support on a contractual basis to our licensees with annual maintenance agreements.

SALES AND MARKETING

    As of December 31, 1999, our sales and marketing organization consisted of 79 individuals, all of whom were based in North America. We had 22 field sales representatives and 10 inside sales representatives, all of whom carry quotas.

    The sales force is comprised of two primary organizations: Direct Sales and Indirect Sales. We have diversified our sales activities to support a target distribution of 70% indirect and 30% direct.

    We have sales offices in Sacramento, Los Angeles, Atlanta, Dallas, Chicago, San Francisco, Toronto, Boston, New York, Philadelphia and Mount Laurel, New Jersey. Sales outside North America are generated by third party resellers in London, Seoul and Sydney. We expect to open regional sales support offices in Europe and Asia Pacific within the next eight months.

    We support our sales efforts through corporate and field marketing initiatives in North America. Our marketing organization focuses on creating market awareness, generating leads, promoting our technology leadership and educating independent research analysts. These efforts include public relations, advertising, trade shows, alliance programs, seminars, direct mail, telemarketing and marketing collateral that includes a Web site, brochures, white papers and demonstrations.

STRATEGIC ALLIANCES

    We are building and maintaining significant working relationships with complementary vendors that we believe will contribute to our ongoing success. These relationships fall into four categories: strategic technology alliances, independent software vendors, systems integrators and value added distributors and resellers. Within our strategic technology alliances, we engage in collaborative technology exchanges with BEA Systems, Computer Associates, Informix, IBM, Level III Communications/PKS SI, Microsoft, Netscape, OpenConnect, Oracle, Sanchez Computer Associates and Sun Microsystems, among others.

    We have relationships with independent software vendors, including Hewlett-Packard, Computer Associates, Sanchez Computer Associates and Foundation Technologies. These partners deliver their application software products with some element of our technology embedded therein. We maintain a close working relationship with these partners and will continue to develop relationships of this nature.

    We also maintain relationships with third party systems integrators who deliver services to our end-user clients. These companies have been recruited to deliver long term project support and are required to maintain a level of proficiency in our products. These relationships include American Management Systems, KPMG, Grant Thornton, PricewaterhouseCoopers and Level III Communications/PKS SI.

    We have entered into formal two-tier distribution agreements with Intraware and Merisel to deliver our suite of software products. These agreements provide Intraware and Merisel with the right to distribute our products in North America.

    We are a member in good standing of the Enterprise JAVA Bean Council, the World Wide Web Consortium (W3C), the Object Management Group (OMG) and the Enterprise Integration Council.

CUSTOMERS

    From 1996 through 1999, we licensed copies of our Sapphire/Web, XML Suite and Total-e-Business software to more than 500 customers. Most of these customers began using our Sapphire/Web products to Web-enable separate departmental systems and many of them are now expanding their usage of Sapphire/Web to a company-wide basis. Accordingly, we have observed a recent shift by our customers from creating Web applications to creating enterprise applications that are Web-enabled, and broadening their usage of these Web-enabled applications to include business-to-business and business-to-consumer interactions.

    Our solutions are applicable to a wide variety of industries and are used by many of the world's leading businesses. For example, Sapphire/Web users presently include:

    - three of the top five FORTUNE 500 companies in the electronics industry;

    - five of the top ten FORTUNE 500 companies in the computer equipment industry;

    - four of the top five FORTUNE 500 companies in the aerospace industry;

    - seven out of the top ten FORTUNE 500 companies in the telecommunications industry;

    - three of the top four FORTUNE 500 companies in the entertainment industry; and

    - five of the top ten FORTUNE 500 companies in the pharmaceuticals industry.

    Our customers include ARI, Avnet, Deutsche Bank, Expression Engines, Inc., Food.com, gazoontite.com, Hewlett-Packard, Houghton Mifflin Company, Sanchez Computer Associates, Spinrocket.com, Inc. and Strategic Weather Services. Each of these customers has accounted for at least $100,000 in revenue.

COMPETITION

    The market for our products is intensely competitive, highly fragmented and characterized by rapid technological change and new product introductions. Recently, several of our competitors have been acquired by large software companies. Our competitors consist of a number of private and public companies including, among others:

    - BEA Systems, which acquired WebLogic;

    - IBM;

    - Microsoft;

    - Oracle; and

    - Sun Microsystems, which acquired NetDynamics and the rights to Netscape's Application Server.

    In addition, we face competition from in-house software developers. Many of our competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition, a broader product range and a larger base of installed customers than us.

    We expect to face increased competition in the future from our current competitors. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. We may also face increased competition in the future from existing large business application and Internet software vendors that may broaden their product offerings to include Web application server software. To the extent these vendors are able to offer systems that are functionally comparable or superior to our products, their significant installed customer bases, ability to offer a broad solution and ability to price their products as incremental add-ons to existing systems could provide them with a significant competitive advantage over us.

TECHNOLOGY

    Our technology is focused on two areas:

    - fundamental infrastructure for deploying and managing large, mission critical applications; and

    - implementing solutions for e-business on standards-based platforms.

    Specific technology features of the Bluestone solution include:

    100% PURE JAVA APPLICATION SERVER. The JAVA platform offers enormous benefits to our customers and us. Our products run on any platform where JAVA is available and has been verified on operating systems such as Windows95, Windows98, WindowsNT, Linux, all UNIX platforms including Sun, IBM and HP, as well as the operating systems for IBM's mainframes and AS/400 computers. JAVA has also brought large productivity gains to our development team by decreasing development time, eliminating porting costs and speeding time to market.

    J2EE PLATFORM. Bluestone's product families are built on the J2EE platform. This means that thousands of developers working on this platform are all creating software that integrates and runs with the Bluestone environment. Bluestone provides value added capabilities on top of the J2EE environment to increase the scalability, fault tolerance and management of applications, while providing tools and components that allow for complete solutions to the e-business needs of our customers. Customers are able to build applications faster using the combination of JAVA Server Pages, Java Beans, Enterprise JAVA Beans and leveraging Bluestone's XML capabilities.

    LOAD BALANCING. This is the fundamental technology that provides the high performance and scalability for large applications and contributes to the fault tolerant, or continuous operation, of the applications. A Load Balance Broker runs in any number of Web servers in a Web server farm and manages the load across any number of copies of our application servers in that server farm. In addition, the Load Balance Broker can be deployed as a portable mini-application, such as a JAVA Bean or an Enterprise JAVA Bean, to allow utilization of the application server from non-Web based applications. The Load Balance Broker has a unique competitive advantage with a zero-feedback loop, a sophisticated technique to direct work to non-busy resources that provides maximum speed and no practical limits in terms of numbers of Load Balance Brokers and Web application servers deployed.

    PERSISTENT STATE SERVER. The persistent state server is also a key component of fault tolerance. State servers are where "shopping cart" information is held on Internet commerce sites while a user is shopping. It is important that even if one of the application servers fails, the state information is still available. A recent PCWEEK test substantiated Sapphire/Web's significant lead in this high performance implementation of fault tolerance.

    FAULT TOLERANT DESIGN. Sapphire/Web has been designed to provide fault tolerance, or nonstop operation, in a Web environment. There are two key pieces to this technology. First, in the event of an application server failure, the Load Balance Broker will redirect any requests from Web browsers to other application servers. Second, the Persistent State Server will make a user's state information continuously available, even if the application servers fail.

    LIVE OBJECT CACHE. The Live Object Cache provides very high performance for Internet commerce applications. The Live Object Cache holds data and programs within the memory of the application server, reducing the time required for accessing frequently used data. It also contributes to fault tolerance by working in conjunction with the persistent state server.

    BLUESTONE XML-SERVER COMMUNICATIONS SERVICES. This program recognizes the protocol of incoming communications and translates it to a request for service to the Bluestone XML-Server. XML documents can be passed to and from the Bluestone XML-Server from any combination of industry standard protocols. This separates the communications from the processing of XML documents, so additional communications services can be added without changing any code.

    BLUESTONE XML-SERVER DOCUMENT HANDLER SERVICES. Bluestone's Document Handlers are the JAVA programs that process XML documents. The Bluestone XML-Server is unique in its ability to handle any XML document type via this mechanism and its ability to dynamically load new document handler classes.

    BLUESTONE VISUAL-XML DESIGN ENVIRONMENT. This open tool provides easy to use creation of Bluestone XML-Server applications and creates XML documents in a stand-alone mode. This tool is available on all platforms including Linux, UNIX and Windows. We believe this tool expands the XML market to non-programmers.

    HOT VERSIONING AND HOT SWAPPING. These capabilities are unique in providing companies the ability to run a full 24x7 Web site. Hot Versioning allows Web applications to be upgraded between user clicks with no session interruption. It includes testing in a production environment and roll-forward and roll-back capabilities for versions of an application. Our application servers also support Hot Swapping so that applications can be moved from server to server without interrupting service to the user.

    INTERNET QUALITY OF SERVICE. This innovative capability provides for differentiation of service based on each particular user. This allows for priority customers to always get performance preference over other visitors to a Web site.

    DYNAMIC CONTENT MANAGEMENT. The new Total-e-Business product meets customers' needs for dynamically creating Web pages. This capability is built on the open J2EE platform and leverages the XML standard to provide an open, flexible and scaleable solution to creating a complex Web site.

    PERSONALIZATION. Total-e-Business includes the ability to customize content depending on the individual. Bluestone has created a powerful, open approach for personalization built on standards and

XML. We offer our customers multiple methods to meet their varied personalization needs from collaborative filtering to declarative rules.

    XML RULES ENGINE. One of the methods of personalization allows for business managers to declare rules specifying the type of content for different categories of users--for example senior citizen discounts or promotion of overstocked inventory. Bluestone has created a rules engine that we believe to be unique in the industry by using XML as the design and specification language for all rules. The rules engine compiles the rules into JAVA Servlets that execute very fast, so that multiple rules may be used to customize content for each user of a Web site. This provides Web developers with the power to provide flexible, customized sites controlled by the business manager.

    E-COMMERCE COMPONENTS. Bluestone Total-e-Business is packaged with a set of e-commerce components built for easy reuse by customers. These components include catalog, searching, shopping cart, shipping, taxation and others. The components are 100% Pure JAVA and include an XML interface for ease of use by HTML developers responsible for the look and feel of a site. Bluestone's early adoption of XML technology has benefited our design and reuse of these components.

PRODUCT DEVELOPMENT

    Historically, we have invested heavily in product development. We incurred product development expenses of $1.3 million, $2.5 million and $4.5 million in 1997, 1998 and 1999, respectively. Our future success depends in large part on our ability to enhance existing products and create new products that maintain and expand our technology lead. Accordingly, we intend to continue to invest heavily in product development.

    As of December 31, 1999, we had 42 people in the product development group, which includes a core group of senior developers and product development leaders, junior developers, quality assurance and documentation personnel. Our development team is located at our facility in Mount Laurel, New Jersey. Almost all of our software is being developed in JAVA, thereby improving productivity and reducing porting and testing costs.

    In an attempt to move our products at Internet-speed, we employ a small-team approach with an interactive design/development/testing methodology that has evolved over the past five years. To date, our product development group has benefited from a very low turnover rate.

    We are currently developing new releases to our Total-e-Business, Sapphire/Web and XML product families. We anticipate that these new releases will enable more effective business-to-consumer and business-to-business e-commerce, through high-end management and ease of use capabilities. Furthermore, we intend to develop integrated Internet commerce solutions for SAP and PeopleSoft in joint development with our systems integration partners. We expect these new releases to continue to position our products as the most "feature-rich" in the market.

EMPLOYEES

    As of December 31, 1999, we had 190 employees, of which 79 were employed in sales and marketing, 32 were employed in services, 42 were employed in product development and 37 were employed in general and administrative positions. None of our employees are represented by unions. We believe that our relations with our employees are good.

TRADEMARKS

    Bluestone-TM- and Sapphire/Web-TM- are registered trademarks of Bluestone Software, Inc. Sapphire/ Universal Business Server-TM-, Sapphire/Enterprise Deployment Kit-TM-, Sapphire/Application Manager-TM-, Sapphire/Integration Modules-TM-, Enterprise Interaction Management-TM-, Bluestone iCommerce Suite-TM-, Sapphire/Developer-TM-, Sapphire/Developer Enterprise Edition-TM-, Bluestone XML Suite-TM-, Bluestone

XML-Contact-TM-, Bluestone XML-Server-TM-, XwingML-TM-, Bluestone
Visual-XML-TM-, Hot Versioning-TM-, Total-e-Business-TM-, and IQS-TM-(Internet Quality of Service) are trademarks of Bluestone Software, Inc.

ITEM 2. PROPERTIES

    Our principal executive and administrative offices are located in approximately 24,000 square feet of office space in Philadelphia, Pennsylvania. We have additional offices located in approximately 41,000 square feet of office space in Mount Laurel, New Jersey. We also maintain sales offices in Sacramento, Los Angeles, Atlanta, Dallas, Chicago, San Francisco, Toronto, Boston, New York, Philadelphia and Mount Laurel, New Jersey. Average annual rent and expense for the Philadelphia and Mount Laurel facilities are approximately $625,000 and $480,000, respectively. The Philadelphia lease expires in June 2007 and the Mount Laurel lease expires in November 2003.

    During December 1999, we entered into a lease agreement for approximately 11,000 square feet of space in Redwood Shores, California to house our West Coast operations. We anticipate that we will begin occupying this facility in March 2000. Average annual rent expense for this facility is approximately $480,000 and the lease expires in January 2005.

    We believe that our existing facilities are adequate for our current needs. However, as we continue to experience growth in our sales, marketing and corporate organizations, we believe that additional space will be required by mid to late 2000. We do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

    We are from time to time a party to litigation arising in the ordinary course of our business. We are not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 4A. EXECUTIVE OFFICERS AND KEY EMPLOYEE OF THE REGISTRANT

    Our executive officers are as follows:

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
P. Kevin Kilroy...........................     45      President, Chief Executive Officer and
                                                       Director
S. Craig Huke.............................     38      Senior Vice President and Chief Financial
                                                       Officer
Robert W. Bickel..........................     42      Senior Vice President and Executive
                                                       Technology Officer
John H. Capobianco........................     48      Senior Vice President, Marketing
Joseph K. Krivickas.......................     37      Senior Vice President, Worldwide Sales
Paul T. Porrini...........................     38      Senior Vice President and General Counsel

    P. KEVIN KILROY has served as our President since January 5, 1999 and our Chief Executive Officer since June 10, 1999. From March 1998 to January 4, 1999, Mr. Kilroy served as our Senior Vice President, Worldwide Sales. Before joining Bluestone, Mr. Kilroy served as the Senior Vice President of Worldwide Distribution for Seer Technologies, Inc., an application development software company, from March 1996 to March 1998. From April 1993 to October 1995,
Mr. Kilroy served as President of Mantech Systems Corporation and Mantech Solutions Corporation and Vice President of Mantech International Corporation.

    S. CRAIG HUKE has served as our Senior Vice President and Chief Financial Officer since April 1999. Before joining Bluestone, Mr. Huke was Vice President, Finance of MetroNet Communications

Corp., a broadband telecommunications services provider, from April 1998 to April 1999. Prior to joining MetroNet he was Vice President and Corporate Controller of Seer Technologies, Inc., from November 1994 to April 1998. From September 1991 through October 1994, Mr. Huke held several positions with Legent Corporation, a publicly held software development company, including Director of Financial Planning and Analysis and Assistant Controller.

    ROBERT W. BICKEL has served as our Senior Vice President and Executive Technology Officer since January 1998. From April 1997 to January 1998,
Mr. Bickel served as our Chief Operating Officer, and from May 1992 to
April 1997, as the Director of Products at Bluestone Consulting, Inc., a New Jersey corporation and our predecessor.

    JOHN H. CAPOBIANCO has served as our Senior Vice President, Marketing since February 1998. Before joining Bluestone, Mr. Capobianco served as a Senior Vice President of Marketing at SAP America from March 1997 to February 1998. From 1996 to March 1997, Mr. Capobianco served as the Vice President, Corporate Marketing of Sybase, Inc., from 1995 to 1996 as Vice President, Marketing of PRIMAVERA Systems, Inc. and from 1985 to 1995 as Vice President, Marketing of Computer Associates International, Inc.

    JOSEPH K. KRIVICKAS has served as our Senior Vice President, Worldwide Sales since May 1999. From August 1998 to May 1999, Mr. Krivickas was Vice President, Sales and Service for E-commerce products at Sanga International. From
January 1996 to July 1998, Mr. Krivickas was co-founder and served as Chief Technology Officer for Kazz Digital Studios. From 1988 to 1995, Mr. Krivickas held various sales and marketing management positions within SunSoft, Sun Technology Enterprises and Sun Microsystems Computer Corporation.

    PAUL T. PORRINI has served as our Senior Vice President and General Counsel since December 1999. From 1997 to 1999, Mr. Porrini was a corporate securities lawyer with Pepper Hamilton LLP. From 1994 to 1996, Mr. Porrini was a corporate securities lawyer with Fox Rothschild O'Brien & Frankel LLP.

KEY EMPLOYEE

    MARK S. NIGRO, age 41, has served as our Senior Vice President and Chief Technology Officer since October 1997. From September 1996 to October 1997, Mr. Nigro served as Chief Technology Officer for us and our predecessor, Bluestone Consulting Inc., a New Jersey corporation. From June 1993 to September 1996, he served as our predecessor's Lead Product Developer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the Nasdaq National Market under the symbol "BLSW." Public trading of our common stock commenced on September 24, 1999. Prior to that date, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of the common stock on the Nasdaq National Market:

                                                                HIGH       LOW
                                                              --------   --------
Year Ended December 31, 1999
  Third Quarter (from September 24, 1999)...................  $ 24.88     $16.63
  Fourth Quarter............................................  $155.00     $22.50

    As of January 31, 2000 there were 88 holders of record of our common stock. On January 31, 2000, the last sale price reported on the Nasdaq National Market for our common stock was $88.13 per share.

    We intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying cash dividends for the foreseeable future. Under our current credit facility, we are prohibited from paying dividends.

    On September 23, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-82213) relating to our initial public offering of our common stock. We received net proceeds of approximately $54.8 million after deducting underwriting discounts and offering expenses. Although, we cannot distinguish the net proceeds from our initial public offering from the net proceeds from our prior financing activities or other cash on hand at September 30, 1999, we used $4.3 million in cash for operating activities since September 30, 1999 (approximately the date of closing of our initial public offering) and believe that approximately 66% of such amount was used for sales and marketing activities, 18% was used for product development and 16% was used for general corporate purposes.

    We incorporate herein by reference information concerning our sales of unregistered securities during 1999 from Item 15 of Part II of our registration statement on Form S-1 (File No. 333-95931) filed on February 1, 2000. See exhibit 99.1 of this report.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data are not necessarily indicative of results to be expected for any future period and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements, including the accompanying notes, included elsewhere in this report.

                                                      1995       1996       1997       1998       1999
                                                    --------   --------   --------   --------   --------
Total revenues....................................   $6,950     $8,073     $9,741    $ 8,118    $15,647
Loss from continuing operations...................     (201)    (1,878)    (3,896)   (11,605)   (15,118)
Basic and diluted net loss per share from
  continuing operations...........................    (0.07)     (0.67)     (1.39)     (4.12)     (2.18)
Total assets......................................    4,888      6,734      5,815      7,536     74,140
Long-term obligations, net of current portion.....      518      1,289      1,270      1,876        439
Mandatorily redeemable convertible preferred
  stock...........................................       --         --      5,331     17,415         --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

GENERAL

    We were incorporated in New Jersey in 1989 as Bluestone Consulting, Inc. Our primary business initially consisted of general information technology consulting on the UNIX platform and information technology staffing. In
January 1991, we entered the software business and became a value added reseller of third party software products. We also began to develop software internally for sale to customers as part of our software business. In October 1995, our proprietary product, Sapphire/Web 1.0, was released.

    In March 1997, we reincorporated in Delaware and changed our name to "Bluestone Software, Inc." In April 1997, we spun off our consulting business to Bluestone Consulting, Inc., a newly formed Delaware corporation. Immediately after the spin-off, our business consisted of two product lines:

    - Sapphire/Web, our proprietary software product; and

    - third party graphical user interface software products, which we resold to our customers.

    For the year ended December 31, 1997, the Sapphire/Web products and related services generated approximately $4.5 million in revenues, while third party products and related services contributed approximately $5.2 million.

    In 1998, we decided to focus on internally developed software products and curtail the licensing and services related to third party products. Beginning in March 1998, we increased our sales and marketing efforts and hired new management. We hired a significant number of sales personnel throughout the country in order to develop a nationwide presence and generate increased revenue. The positioning and feature set of the Sapphire/Web product was shifted from a low-cost development tool to an enterprise-wide software solution for Internet applications. For the year ended December 31, 1998, the Sapphire/Web products and related services generated approximately $7.0 million in revenues, while third party products and related services contributed approximately
$1.1 million. In January 1999, we released Bluestone XML Suite, which represents a new generation of specialized Web application server focused on Internet commerce. In May 1999, Release 6 of Sapphire/Web was made generally available. In December 1999, we released Bluestone Total-e-Business. For the year ended December 31, 1999, all of our revenue was generated from our proprietary software products and related services.

OVERVIEW

    Our fiscal year end is December 31. References to 1997, 1998 or 1999 mean the fiscal year ended December 31, unless otherwise indicated.

    We generate revenue from two principal sources:

    - license fees for our software products; and

    - professional services and support revenue derived from consulting, training and maintenance services related to our software products.

    In 1998, one customer accounted for 11% of our total product and services revenues and during 1999, one customer accounted for greater than 10% of our total product and services revenues. Our top 10 customers represented 34%, 39% and 50% of total revenues in 1997, 1998 and 1999, respectively. In the future, we expect to continue to have individual customers account for a significant portion of our revenue during a given period.

    SOFTWARE LICENSE FEES. Typically, our customers pay an up-front, one-time fee for a perpetual license of our software. The amount of the fee is generally based on the number of developer seats and server interactions. Pricing options based on enterprise-wide deployment or the number of processors is also available. We also sell annual and multi-year licenses to independent software vendors that allow for the integration of our products into their software. We generally require a written license contract that typically provides for payment within 30-60 days of contract signing. Certain multi-year license contracts contain payment terms that extend beyond one year. Pursuant to the American Institute of Certified Public Accountants' Statement of Position 97-2, any amounts due under contracts beyond one year are not deemed to be fixed or determinable and therefore are deferred and recognized as revenue when the payments become due.

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

    We generally recognize license fee revenue when a formal agreement exists, delivery of the product has occurred, no production, modification, customization or implementation obligations remain, the license fee is deemed fixed or determinable and collectibility is probable. Revenue from arrangements with distributors and resellers is not recognized until our product is delivered to the end-user.

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

    COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists primarily of the costs associated with the purchase of product CDs and related documentation and duplication costs. Cost of licenses also includes the cost of third-party software products embedded in our product offerings.

    COST OF SERVICES. Cost of services consists primarily of salary and benefit costs of our consulting, support and training organizations, and are expensed when incurred. We also engage outside consultants to meet customer demand.

    SALES AND MARKETING. We license our products primarily through our indirect channels and our direct sales force. Sales and marketing expenses consist primarily of personnel costs, commissions to employees, office facilities, travel and promotional events such as trade shows, advertising and public relations programs.

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

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include our personnel and other costs of our corporate, finance, human resources and information services activities.

    STOCK-BASED COMPENSATION. The amount by which the fair market value of our common stock exceeded the exercise price of stock options on the date of grant is recorded as deferred compensation and is amortized to stock-based compensation expense as the options vest.

RESULTS OF OPERATIONS

    The table below sets forth statement of operations data for the periods indicated as a percentage of total revenues.

                                                                       YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                1997             1998             1999
                                                              --------         --------         --------
                                                                  (AS A PERCENTAGE OF TOTAL REVENUE)
Revenues:
  Software license fees.....................................      24%              42%              74%
  Services..................................................      22               44               26
  Third party products and related services.................      54               14               --
                                                                ----             ----             ----
      Total revenues........................................     100              100              100
Cost of revenues:
  Software license fees.....................................       2                3                3
  Services..................................................      26               55               31
  Third party products and related services.................      29                8               --
                                                                ----             ----             ----
      Total cost of revenues................................      57               66               33
                                                                ----             ----             ----
Gross profit................................................      43               34               67
Operating expenses:
  Sales and marketing.......................................      53              118              102
  Product development.......................................      13               30               29
  General and administrative................................      17               29               28
  Amortization of stock-based compensation..................      --               --                2
                                                                ----             ----             ----
      Total operating expenses..............................      83              177              161
                                                                ----             ----             ----
Loss from operations........................................     (39)            (142)             (94)
Interest expense, net.......................................      (1)              (1)              (3)
                                                                ----             ----             ----
Loss from continuing operations.............................     (40)%           (143)%            (97)%

1999 COMPARED TO 1998

SOFTWARE LICENSE FEES

    License fees were $11.7 million and $3.4 million for the years ended December 31, 1999 and 1998, respectively. This increase of 243.7% was primarily due to a shift in our product position from a low-priced development tool to a high-end, higher-priced enterprise software solution. This change in product position has resulted in increased revenues per customer. Additionally, we were able to concentrate solely on our Sapphire/Web products and services once we curtailed the licensing of our graphical user interface product line in April 1998.

SERVICES REVENUE

    Services revenue was $4.0 million and $3.6 million for 1999 and 1998, respectively. Services revenue increased 10.3% between the two periods. This relatively small increase in services revenue when compared to the increase in software license fees was primarily due to a strategic change in the use of our professional staff. By the beginning of 1999, the main focus of the services organization had shifted to concentrate on short-term, installation-type engagements, usually less than two weeks in duration, rather than long-term implementation activities. Larger scale implementation activities currently are performed primarily by systems integrators with which we have strategic alliances.

THIRD PARTY PRODUCTS AND RELATED SERVICES REVENUE

    Third party products and related services revenue was zero and $1.1 million for the years ended December 31, 1999 and 1998, respectively. This decrease was due to our decision in 1998 to curtail the licensing and services related to third party products so that we could focus on our proprietary products.

GROSS MARGIN-LICENSE FEES

    Our license fee gross margin increased to 96.6% for 1999 from 92.4% in 1998. This increase was primarily due to the increase in revenue per customer. Our focus on positioning our Sapphire/Web family of products as enterprise-wide solutions has increased the revenue associated with each sale, while the cost of sales for the product has decreased, as we have reduced our printing and duplication costs associated with our products and related documentation. However, in future periods, as we continue to enhance our product offerings, the license fee gross margin may decrease as a result of the cost of third-party software embedded in our software products.

GROSS MARGIN-SERVICES REVENUE

    Our services gross margin remained relatively flat at (20.0)% for 1999 and (22.5)% in 1998. Our negative services gross margins are due to the hiring and training of additional services personnel in advance of anticipated services revenue growth.

SALES AND MARKETING

    Sales and marketing expenses were $15.9 million and $9.6 million for 1999 and 1998, respectively, representing an increase of 66.9%. Of this increase, $1.8 million was due to increases in payroll and related costs, $796,000 was due to recruiting costs and travel costs as a result of the growth in the number of sales personnel, $1.1 million was due to increased advertising and trade show expenses and $1.3 million was due to increased commissions expense as a result of higher sales volume. We have increased our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for 1999 was 59 compared to 49 for 1998. We also incurred increases in variable marketing expenses due to increased channels and customer marketing, direct mail campaigns and public relations expenses in order to increase market awareness and gain market acceptance of our products. These costs as a percentage of revenue were 101.8% and 117.7% for 1999 and 1998, respectively.

PRODUCT DEVELOPMENT

    Product development expenses were $4.5 million and $2.5 million for 1999 and 1998, respectively, representing an increase of 83.4%. This increase is primarily due to increased payroll and related costs of $1.6 million associated with the development of our new products, Sapphire/Web Release 6, Bluestone XML Suite and Bluestone Total-e-Business. We believe that our product development investment is essential for us to maintain our market and technological competitiveness. These costs as a percentage of revenue were 29.0% and 30.5% for 1999 and 1998, respectively. Average development headcount for the years ended December 31, 1999 and 1998 was 33 and 21, respectively.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $4.4 million and $2.3 million for 1999 and 1998, respectively. Included in expenses for 1999 were $577,000 for severance and consulting costs. The severance costs were related to the termination of certain executives, and the consulting costs were based upon the fair value of options issued to outside consultants. Excluding these costs, our general and administrative expenses were $3.8 million, an increase of 65.6% over 1998. This increase was primarily due to increased payroll and related costs of $645,000 resulting from the addition of personnel to support the growth of our business as well as increased professional fees and insurance costs. General and administrative expenses as a percentage of revenue were 28.2% and 28.5% for the years ended December 31, 1999 and 1998, respectively. Excluding these severance and consulting costs, the expenses as a percentage of revenue decreased to 24.5% for 1999.

AMORTIZATION OF STOCK-BASED COMPENSATION

    Amortization of stock-based compensation was $282,000 and zero for 1999 and 1998, respectively. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes relative to the hiring of key employees and the appointment of directors during the second quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of December 31, 1999, we had an aggregate of $1.1 million of deferred compensation to be amortized through June 30, 2003.

INTEREST EXPENSE, NET

    Net interest expense was $406,000 for 1999 and $47,000 for 1998. This additional expense in 1999 was due to the issuance of warrants to purchase 137,608 shares of common stock at the weighted exercise price of $2.06 per share in connection with the issuance of convertible subordinated bridge notes. Original issue discount interest cost of $1.1 million was recorded during the second quarter of 1999 based upon the fair value of the warrants at the dates of issuance. The warrants are recorded as a component of stockholders' equity. This $1.1 million of expense during 1999 was offset by interest income earned on the proceeds from our initial public offering in September 1999 and our Series C preferred stock financing in May 1999.

1998 COMPARED TO 1997

SOFTWARE LICENSE FEES

    Sapphire/Web license fees were $3.4 million and $2.3 million for 1998 and 1997, respectively. The increase of 45.1% was due to increased market acceptance of the Sapphire/Web software suite.

SERVICES REVENUE

    Sapphire/Web services revenue was $3.6 million and $2.2 million for 1998 and 1997, respectively. This increase of 66.1% was due to the increase in the number of consulting and training engagements associated with our growing customer base.

THIRD PARTY PRODUCTS AND RELATED SERVICES REVENUE

    Third party products and related services revenue was $1.1 million and $5.2 million for 1998 and 1997, respectively. This decrease was due to our decision in 1998 to curtail the sale of third party products and services.

GROSS MARGIN-LICENSE FEES

    Our license fee gross margin was 92.4% in 1998 and 91.4% in 1997, remaining relatively constant.

GROSS MARGIN-SERVICES REVENUE

    Our services gross margin decreased to (22.5)% in 1998 from (15.5)% in 1997. This decrease in the gross margin was primarily due to the hiring and training of additional personnel to support our growing installed base of customers and anticipated increase in future revenues.

SALES AND MARKETING

    Sales and marketing expenses were $9.6 million and $5.1 million in 1998 and 1997, respectively, an increase of 86.1%. These costs as a percentage of revenue increased to 117.7% in 1998 from 52.7% in 1997. These increases were primarily due to an increase in the number of sales and marketing personnel between March and September 1998, including the addition of a new Senior Vice President, Sales and a Senior Vice President, Marketing, as well as three Sales Vice Presidents. In 1998, we opened seven new remote sales offices in Georgia, California, Texas, Colorado and Illinois. Beginning in March 1998, we focused our marketing efforts on achieving market awareness of Bluestone and acceptance of our products, and subsequently incurred significant costs for trade show participation, advertising and direct mail campaigns.

PRODUCT DEVELOPMENT

    Product development expenses were $2.5 million and $1.3 million for 1998 and 1997, respectively, representing an increase of 91.0%. These costs as a percentage of revenue increased to 30.5% in 1998 from 13.3% in 1997. These increases were primarily due to an increase of $948,000 in payroll and related costs related to the hiring of additional developers, and $115,000 for additional rent and depreciation expense related to capital expenditures for software, hardware and equipment.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $2.3 million and $1.6 million for 1998 and 1997, respectively. This increase of 43.3% was primarily due to increases in staff to support our growth. These costs as a percentage of revenue increased to 28.5% in 1998 from 16.6% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    In September 1999, we completed the initial public offering of 4,000,000 shares of our common stock, realizing net proceeds from the offering of $54.8 million. Prior to the offering, we financed our operations and met our capital expenditure requirements primarily through sales of preferred stock, bank loans, equipment loans and funds generated from operations. From
April 1997 through May 1999, we raised approximately $41.6 million of venture capital funding in order to expand the sales and marketing and product development efforts of our business. As of December 31, 1999, our primary sources of liquidity consisted of cash and cash equivalents of approximately $66.2 million and available borrowings of approximately $1.6 million under our revolving line of credit, which is secured by substantially all of our assets. As of December 31, 1999, we did not have an outstanding balance on our line of credit. During December 1999, we amended our existing loan arrangement to increase the maximum available amount of our revolving line of credit to $3.0 million, extend the maturity date to December 1, 2000 and decrease the interest rate to prime plus .50%. In conjunction with the loan amendment, we entered into an agreement that provides for a separate $500,000 line of credit facility. Borrowings are subject to a borrowing base of 90% of eligible foreign accounts receivable and interest on this line is payable monthly at a rate of prime plus .50%.

    Net cash used in operating activities was $13.0 million, $10.3 million and $3.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The cash used in operating activities was attributable primarily to net losses of $15.1 million, $11.6 million and $3.8 million for the years ended
December 31, 1999, 1998 and 1997, respectively.

    Net cash used in investing activities was $1.7 million, $1.2 million and $872,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The cash used in investing activities related primarily to purchases of computers, software and equipment for internal use and, in 1999, furniture and leasehold improvements for our new Philadelphia facility.

    Net cash provided by financing activities amounted to $78.3 million, $11.7 million and $5.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. In 1997, $4.8 million was provided from the sale of Series A preferred stock to certain venture capital investors, $920,000 was provided from borrowing under available credit lines and $250,000 was provided from borrowings from a related party. In April 1998, approximately
$11.2 million was provided from the sale of Series B preferred stock to certain venture capital investors and $919,000 was provided from borrowings under an available equipment line. In May 1999, we sold 9,191,176 shares of Series C preferred stock for net proceeds of $23.1 million, $1.35 million of which was comprised of the conversion of indebtedness under bridge financing incurred earlier in 1999. In September 1999, we completed our initial public offering of 4,000,000 shares of common stock for net proceeds of $54.8 million. Additionally, during 1999 we received proceeds of $1.9 million from the exercise of common stock options and made net repayments of $838,000 on our line of credit and long-term debt and $598,000 to related parties.

    On October 29, 1999, we entered into a seven and one-half year lease with a realty company for our new operating facility in Philadelphia, Pennsylvania. This lease is secured by a $600,000 letter of credit. We relocated several of our departments to this facility during January 2000 and estimate that capital expenditures, including leasehold improvements, furniture and equipment, of approximately $1.2 million will be required related to this facility.

    During November 1999, we entered into a master operating lease agreement with an equipment leasing company that provides for an equipment lease line of up to $1,000,000. Assets under operating leases on the lease line will be secured with a letter of credit equal to 60% of the outstanding balance. As of December 31, 1999 approximately $523,000 was available under the equipment lease line. Letters of credit totaling approximately $286,000 were outstanding to secure the outstanding assets on the lease line.

    During December 1999, we entered into a five year lease commencing on January 15, 2000 with a realty company for facilities in Redwood Shores, California. We intend to begin occupying this facility in March 2000 and to use this facility to house our West Coast operations.

    We anticipate that we will continue to expand our sales operations throughout the U.S., as well as internationally, within the next 12 months and, therefore, we expect to incur increases in our sales and marketing expenditures. We also expect to incur increases in our product development expenditures as we continue to enhance our product offerings. These expenditures are expected to use significant amounts of our cash resources. However, we believe that our existing capital resources are sufficient to meet our capital requirements for the next 12 months. In addition, we may pursue acquisitions in the future. Such acquisitions could require significant capital resources. Presently, we have no definitive agreements, commitments or understandings to consummate any acquisitions.

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

    The term "computer programs and hardware" includes accounting, data processing and telephone/ PBX systems, in addition to other miscellaneous systems. These systems may contain imbedded technology, which complicates our identification, assessment, remediation and testing efforts.

    STATE OF READINESS. We have designed the current versions of our software products to be Year 2000 compliant, and do not anticipate any Year 2000 issues related to these products. However, some older versions of our software products that we no longer sell may not be Year 2000 compliant. We believe that most of our customers using an older version of one of our products that is not Year 2000 compliant upgraded such version to a newer, compatible version or discontinued using the software prior to January 1, 2000. We have not been advised of any material Year 2000 problems by our customers to date.

    We have performed an assessment of the Year 2000 readiness of our information technology systems, including the hardware and software we use to provide and deliver our products. Our testing has included our major infrastructure items, hardware platforms, telephone, voice mail and operating systems. All of the tested systems are compliant. Desktop computing, servers, switching and routing platforms have been inventoried and tested with only minor upgrades necessary to one router family. All personal computer systems have been tested and, where necessary, upgraded. By July 1999, we had largely completed the implementation of Year 2000 compliant internal computer applications for our main financial and order processing systems.

    We completed a Year 2000 simulation on our internal systems and software during the first quarter of 1999. Any discrepancies noted were corrected. Another testing cycle was completed during the third quarter of 1999 to ensure that systems then not compliant or systems that were newly discovered to be non-compliant were remedied. No information technology projects have been delayed or deferred by our Year 2000 compliance program and we have not experienced any material internal Year 2000 problems to date.

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

    We have also sought assurances of Year 2000 compliance from our material providers of items other than information technology. We have not received notification from any vendor indicating that they are not Year 2000 compliant.

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

    However, if all Year 2000 issues are not properly identified or if Year 2000 issues that may arise are not assessed, remediated and tested in a timely fashion, the Year 2000 issue may adversely impact our results of operations or adversely affect our relationships with customers, vendors or others. Although none have been experienced to date, we may experience operational difficulties caused by undetected errors or defects in embedded technologies that we use in our internal systems. Additionally, we cannot predict whether the Year 2000 issues of third parties, if any, will have a material adverse impact on our systems or results of operations.

    The costs of our Year 2000 identification, assessment, remediation and testing efforts are based upon management's best estimates. We have not used any independent verification or validation process to assure the reliability of our risks and costs estimates. These estimates may prove to be inaccurate and actual results could differ materially from those currently anticipated.

    Year 2000 issues may affect the purchasing patterns of current and potential customers in a variety of ways. Some companies may be expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. Furthermore, our customers could be forced to postpone installations of our products due to dedication of resources to their own Year 2000 issues. We do not believe that there is any practical way to ascertain the extent of, and have no plan to address problems associated with, any reduction in purchasing

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

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

    WE HAVE HAD RECENT LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

    We have incurred significant net losses since 1996, including losses of approximately $3.8 million, $11.6 million and $15.1 million for the years ended December 31, 1997, 1998, and 1999, respectively. Our losses have resulted in an accumulated deficit of approximately $34.9 million as of December 31, 1999. We expect to increase our research and development, sales and marketing and general and administrative expenses in future periods. Any significant shortfall of revenues in relation to our expectations or any material delay of customer orders would have an immediate adverse effect on our business, operating results and financial condition. We may not be profitable in any future period. Our future operating results will depend on many factors, including:

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

    Our products enhance companies' ability to transact business and conduct operations utilizing the Internet. Therefore, our future sales and any future profits are substantially dependent upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers and businesses. Rapid growth in the use of the Internet and other online services is a recent development and we are unsure whether that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. To be successful, we must rely on consumers and businesses who have historically used traditional means of commerce to purchase products accepting and utilizing new ways of conducting business and exchanging information over the Internet.

    In addition, the Internet may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and Web performance improvements. If the Internet continues to experience significant growth in the number of users, frequency of use or an increase in bandwidth requirements, the Internet's infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. If Congress or other governing bodies, both within and outside the United States, decides to alter materially the current approach to, and level of, regulation of the Internet, we may need to adapt our technology. Any required adaptation could cause us to spend significant amounts of time and money. If use of the Internet does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet does not effectively support growth that may occur, if government regulations change or if the Internet does not become a viable commercial marketplace, our business could suffer.

    WE DEPEND ON OUR SAPPHIRE/WEB PRODUCTS AND IF THE MARKET FOR THESE PRODUCTS DOES NOT CONTINUE TO GROW, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

    Software license revenues from our Sapphire/Web software were $3.4 million or 42% of total revenues in 1998 and $11.7 million or 74% of total revenues of 1999. We expect to continue to be dependent upon the Sapphire/Web software products in the future, and any factor adversely affecting the market for Web application server software in general, or our software in particular, would adversely affect our ability to generate revenues. The market for Web application server software is competitive, highly fragmented and characterized by rapid technological change. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products and product enhancements in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop the Sapphire/Web software products and enhance the brand awareness of Sapphire/Web and our other software products. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products, our business could suffer.

    IF THE MARKET'S ACCEPTANCE AND ADOPTION OF JAVA AND XML-SERVER TECHNOLOGIES DOES NOT CONTINUE, OUR FUTURE RESULTS MAY SUFFER.

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

    In January 1999, we introduced a product based on a document format for the Web called XML, or extensible mark-up language. We cannot be sure that XML technology will be adopted as a standard, that XML-based products will achieve broad market acceptance, that our XML products will be accepted or that other superior technologies will not be developed. The failure of XML technology to become a standard or the failure of our XML products to achieve broad acceptance could adversely affect our ability to generate revenues. The XML-Server technology is one of several competing technologies used in information exchange and Internet commerce. We intend to continue to invest substantial resources in our XML products.

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

    We expect to face increased competition in the future from our current competitors. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. We also may face increased competition from existing large business application software vendors that may broaden their product offerings to include Web application server software. Their significant installed customer bases and abilities to offer a broad solution and to price these new products as incremental add-ons to existing systems could provide them with a significant competitive advantage.

    OUR CUSTOMERS ARE CONCENTRATED AND THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

    Our top ten customers for the years ended December 31, 1998 and 1999 in the aggregate accounted for approximately 39% and 56%, respectively, of our revenues. Hewlett-Packard accounted for more than 10% of our revenues for the year ended December 31, 1998 and OpenConnect accounted for more than 10% of our revenues for the year ended December 31, 1999. We expect that a small number of customers will continue to account for a substantial portion of revenues in any given quarter in the foreseeable future, although it is unusual for the same customer to account for a substantial amount of revenues in each of several quarters. As a result, our inability to secure major customers during a given period or the loss of any one major customer could cause our revenues to drop quickly and unexpectedly.

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

    OUR STOCK PRICE MAY FLUCTUATE WIDELY.

    Prior to our initial public offering in September 1999, there was no public market for our common stock. Since then, the market price of our common stock has fluctuated significantly. The market price of our common stock could continue to fluctuate substantially due to:

    - quarterly fluctuations in operating results;

    - announcements of new products or product enhancements by us or our competitors;

    - technological innovations by us or our competitors;

    - general market conditions or market conditions specific to our or our customers' industries; and

    - changes in earnings estimates or recommendations by analysts.

    Stock prices of Internet-related companies have been highly volatile. Our current stock price may not be indicative of the price of our stock that will prevail in the trading market. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has at times been instituted against that company. If we become subject to securities litigation, we could incur substantial costs and experience a diversion of management's attention and resources.

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

    OUR FAILURE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    We intend to acquire complementary product lines, technologies and businesses as part of our growth strategy. Although we may make such acquisitions, we may not be able to successfully integrate them with our business in a timely manner. Our failure to successfully address the risks associated with such acquisitions, if consummated, could have a material adverse effect on our business and our ability to develop and market products. The success of any acquisitions will depend on our ability to:

    - successfully integrate and manage the acquired operations;

    - retain the key employees of the acquisition targets;

    - develop, integrate and market products and product enhancements based on the acquired products and technologies; and

    - control costs and expenses, as well as demands on our management, associated with the potential acquisitions.

    If we are not able to successfully integrate acquired product lines, technologies or businesses with our business, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, our failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with key clients and employees. To finance future acquisitions, we may issue equity securities that could be dilutive to our stockholders. We may also incur debt and additional amortization expenses related to goodwill and other intangible assets as a result of future acquisitions. The interest expense related to this debt and additional amortization expense may significantly reduce our profitability and could have a material adverse effect on our business, financial condition and operating results.

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

    THE DEVELOPMENT OF INTERNATIONAL OPERATIONS WILL CAUSE US TO FACE ADDITIONAL RISKS.

    We expect to expand our international operations and international sales and marketing efforts, initially, by opening regional sales and support offices in Europe and Asia Pacific within the next eight months. We have limited experience in marketing, selling and distributing our products and services internationally. International operations, including operations in those regions that we are targeting, are subject to the following risks:

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

    OUR FAILURE TO MAINTAIN ONGOING SALES THROUGH A LIMITED NUMBER OF INDIRECT CHANNELS MAY RESULT IN LOWER REVENUES.

    In 1999, we derived approximately 60% of our license revenues through a limited number of independent software vendors, systems integrators, distributors and resellers. Although we intend to increase our marketing and direct sales efforts, we expect that a limited number of these indirect channels will continue to account for a significant portion of our revenues in any given quarter in the foreseeable future. To be successful, we must continue to foster and maintain our existing indirect channels, as well as develop new relationships. The loss of, or reduction in orders through, existing indirect channels or the failure to develop new indirect channel relationships could cause our revenues to decline and have a material adverse effect on our business.

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

    THE LENGTHY AND VARIABLE SALES CYCLES OF OUR SOFTWARE PRODUCTS COULD CAUSE SIGNIFICANT FLUCTUATION IN OUR QUARTERLY RESULTS.

    Our software products are generally used for mission-critical or enterprise-wide purposes and involves a significant commitment of resources by our customers. A customer's decision to license our software products generally involves the evaluation of the available alternatives by a significant number of personnel in various functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our software solutions. For these reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to six months, and is subject to delays over which we have little or no control. As a result, our ability to forecast the timing and amount of specific sales is limited and the delay or failure to complete one or more large license transactions could cause our operating results to vary significantly from quarter to quarter.

    THE FAILURE TO IMPLEMENT SUCCESSFULLY OUR SOFTWARE PRODUCTS COULD RESULT IN DISSATISFIED CUSTOMERS AND DECREASED SALES.

    Implementation of our software products often involves a significant commitment of financial and other resources by our customers. The customer's implementation cycle can be lengthy due to the size and complexity of their systems and operations. In addition, our customers rely heavily on third party systems integrators to assist them with the installation of the software. Our failure or the failure of our alliance partners, our customers or our third party integrators to implement successfully our software products could result in dissatisfied customers which could limit our ability to generate repeat business and adversely affect our reputation.

    WE MAY REQUIRE FUTURE ADDITIONAL FUNDING FOR OUR BUSINESS.

    Over time, we may require additional financing for our operations. Additionally, we periodically review other companies and their product lines and technologies for potential acquisition. Any material acquisitions or joint ventures could require additional financing. This additional financing may not be available to us on a timely basis, if at all, or, if available, on terms acceptable to us. Moreover, additional financing may cause dilution to existing stockholders.

    CAPACITY RESTRICTIONS COULD REDUCE THE DEMAND AND UTILITY OF OUR PRODUCTS.

    Concurrency restrictions can limit Internet deployment and use capacity. The boundaries of our Sapphire/Web software and Bluestone XML-Server capacity, in terms of numbers of concurrent users or interactions, are unknown because, to date, no customer or testing environment has reached these boundaries. The Sapphire/Web software's or the Bluestone XML-Server's capacity boundaries may, at some future time, be reached and, when reached, may be insufficient to enable our customers to achieve their desired levels of information deployment and exchange. We may lose customers or fail to gain new customers if either of the Sapphire/Web software's or the Bluestone XML-Server's capacity boundary limits the ability of our customers to achieve expected levels of information deployment and exchange or Internet commerce transactions.

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

    YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS.

    We have not experienced any material internal Year 2000 problems to date. While our software products are not time/date sensitive, many of the third party software applications run by our customers are time/date sensitive. We have not been advised of any material Year 2000 problems by our customers to date. We have, however, in the past resold third party software that may not be Year 2000 compliant. While we have not been made aware of any material Year 2000 problems relating to the hardware and software used by our customers in connection with our products to date, these problems may exist. Should any of these problems develop, they may have a material adverse effect on our business, operating results and financial condition. In addition, we utilize software, computer technology and other services internally developed and provided by third party vendors that may have Year 2000 issues. Although we have not experienced any of these problems to date, the failure of our internal computing systems or of systems provided by third party vendors to be Year 2000 compliant could materially adversely affect our business.

    In addition, we believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies may still be expending significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by us. Many companies may continue to wait some length of time to assure that their systems are Year 2000 compliant prior to making commitments to purchase our products.

    If our potential customers delay purchasing or implementing our products in order to address the Year 2000 issue, our business would be seriously harmed.

    Our costs related to Year 2000 compliance, which thus far have not been material, could ultimately be significant if Year 2000 problems surface. In the event that we experience disruptions as a result of any Year 2000 problems, our business could be seriously harmed.

    Our insurance coverage may not cover or be adequate to offset these and other business risks related to the Year 2000.

    OUR EXECUTIVE OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND HAVE THE ABILITY TO INFLUENCE DECISIONS THAT COULD ADVERSELY AFFECT OUR STOCK PRICE.

    Our executive officers, directors and their affiliates own a large percentage of the outstanding shares of common stock. As a result, these stockholders are able to substantially influence all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

    - election of directors;

    - certain mergers or consolidations; and

    - sale of all or substantially all of our assets.

    This concentration of ownership may delay, deter or prevent acts that would result in a change of control of Bluestone, which in turn could reduce the market price of our common stock.

    OUR CHARTER AND BYLAWS AND DELAWARE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER EVEN IF BENEFICIAL TO STOCKHOLDERS.

    Our charter and our bylaws, in conjunction with Delaware law, contain provisions that could make it more difficult for a third party to obtain control of Bluestone even if doing so would be beneficial to stockholders. For example, our charter provides for a classified board of directors and allows the board of directors to expand its size and fill any vacancies without stockholder approval. In addition, our bylaws restrict the ability of stockholders to call a special meeting.

    FUTURE SALES OF OUR COMMON STOCK MAY DEPRESS OUR STOCK PRICE.

    The market price of our common stock could decline as a result of sales by our existing stockholders or the perception that those sales may occur. These sales also could make it more difficult for us to raise funds through equity offerings in the future at a time and at a price that we think is appropriate. The holders of a significant amount of our common stock, as well as the holders of outstanding warrants are entitled to registration rights with respect to their common stock or the common stock underlying their convertible securities. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders pursuant to the exercise of their registration rights, these sales may have an adverse effect on our ability to raise needed capital.

    FORWARD-LOOKING STATEMENTS

    Some statements in this report constitute forward-looking statements. Such statements are identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or those of our customers or our industry to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include those described above. The forward-looking statements included in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not consider this information to be a guarantee by us or any other person that our objectives and plans will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We develop our products in the U.S. and have sold them primarily in North America. As a result, our financial results have not been affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the future, we expect to increase our international operations which could increase our exposure to these factors.

    Our interest income is sensitive to changes in the general level of U.S. interest rates. However, we invest our excess cash in short-term, investment-grade, interest-bearing securities and we have concluded that there is no material market risk exposure relating to these investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     34
Balance Sheets..............................................     35
Statements of Operations....................................     36
Statements of Mandatorily Redeemable Convertible
  Preferred Stock and Stockholders' Equity (Deficit)........     37
Statements of Cash Flows....................................     39
Notes to Financial Statements...............................     40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bluestone Software, Inc.

    We have audited the accompanying balance sheets of Bluestone Software, Inc. (a Delaware corporation), formerly Bluestone Consulting, Inc., as of
December 31, 1998 and 1999, and the related statements of operations, mandatorily redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluestone Software, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Philadelphia, PA
  January 31, 2000

                            BLUESTONE SOFTWARE, INC.

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,534,819   $ 66,159,785
  Accounts receivable, net of allowance of $44,473 and
    $134,985................................................    3,369,514      4,079,063
  Prepaid expenses and other................................      149,318      1,043,092
  Due from related party....................................           --             --
                                                              -----------   ------------
    Total current assets....................................    6,053,651     71,281,940
                                                              -----------   ------------
Property and equipment:
  Equipment.................................................    2,418,590      3,147,995
  Furniture and fixtures....................................      183,767        895,238
  Leasehold improvements....................................      131,845        420,173
                                                              -----------   ------------
                                                                2,734,202      4,463,406
  Less--Accumulated depreciation and amortization...........   (1,284,921)    (1,967,952)
                                                              -----------   ------------
    Net property and equipment..............................    1,449,281      2,495,454
                                                              -----------   ------------
Deposits....................................................       32,997        362,798
                                                              -----------   ------------
                                                              $ 7,535,929   $ 74,140,192
                                                              ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Line of credit............................................  $   473,365   $         --
  Current portion of long-term debt.........................      356,728        428,706
  Accounts payable..........................................    1,094,286      2,259,394
  Accrued wages.............................................      501,246        892,136
  Other accrued expenses....................................      555,371      2,099,469
  Due to related parties....................................      188,898         90,973
  Deferred revenues.........................................    3,223,338      1,966,110
                                                              -----------   ------------
    Total current liabilities...............................    6,393,232      7,736,788
                                                              -----------   ------------
Long-term debt..............................................      875,642        439,246
                                                              -----------   ------------
Subordinated notes due to related parties...................    1,000,000             --
                                                              -----------   ------------
Mandatorily redeemable convertible preferred stock..........   17,414,551             --
                                                              -----------   ------------
Commitments and contingencies (Note 13)
Stockholders' equity (deficit):
  Common stock, $.001 par value, 54,900,000 shares
    authorized, 2,815,039 and 18,234,517 shares issued and
    outstanding.............................................        2,816         18,235
  Common stock warrants.....................................           --      1,204,831
  Deferred stock-based compensation.........................           --     (1,133,550)
  Additional paid-in capital................................       11,871    100,790,252
  Accumulated deficit.......................................  (18,162,183)   (34,915,610)
                                                              -----------   ------------
    Total stockholders' equity (deficit)....................  (18,147,496)    65,964,158
                                                              -----------   ------------
                                                              $ 7,535,929   $ 74,140,192
                                                              ===========   ============

        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.

                            STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
Net revenues:
  Software license fees.....................................  $ 2,337,199   $  3,391,226   $ 11,653,817
  Services..................................................    2,178,664      3,619,997      3,992,959
  Third party products and related services.................    5,225,429      1,106,688             --
                                                              -----------   ------------   ------------
        Total revenues......................................    9,741,292      8,117,911     15,646,776
Cost of revenues:
  Software license fees.....................................      202,219        258,572        400,627
  Services..................................................    2,516,451      4,433,309      4,791,696
  Third party products and related services.................    2,797,656        643,120             --
                                                              -----------   ------------   ------------
        Total cost of revenues..............................    5,516,326      5,335,001      5,192,323
                                                              -----------   ------------   ------------
      Gross profit..........................................    4,224,966      2,782,910     10,454,453
Operating expenses:
  Sales and marketing.......................................    5,130,799      9,551,284     15,935,707
  Product development.......................................    1,295,148      2,473,771      4,537,332
  General and administrative................................    1,615,787      2,316,017      4,412,283
  Amortization of stock-based compensation..................           --             --        281,998
                                                              -----------   ------------   ------------
        Total operating expenses............................    8,041,734     14,341,072     25,167,320
                                                              -----------   ------------   ------------
        Operating loss......................................   (3,816,768)   (11,558,162)   (14,712,867)
Interest expense, net.......................................      (79,701)       (46,520)      (404,928)
                                                              -----------   ------------   ------------
Loss from continuing operations.............................   (3,896,469)   (11,604,682)   (15,117,795)
Income from discontinued operations.........................       98,898             --             --
                                                              -----------   ------------   ------------
Net loss....................................................   (3,797,571)   (11,604,682)   (15,117,795)
Accretion of preferred stock redemption value...............     (240,399)      (845,836)    (1,635,632)
                                                              -----------   ------------   ------------
Net loss available to common stockholders...................  $(4,037,970)  $(12,450,518)  $(16,753,427)
                                                              ===========   ============   ============
Basic and diluted net loss per share:
  Continuing operations.....................................  $     (1.39)  $      (4.12)  $      (2.18)
  Discontinued operations...................................         0.04             --             --
  Accretion of preferred stock redemption value.............        (0.09)         (0.30)         (0.24)
                                                              -----------   ------------   ------------
                                                              $     (1.44)  $      (4.42)  $      (2.42)
                                                              ===========   ============   ============
  Shares used in computing net loss per share...............    2,812,500      2,814,105      6,927,864
                                                              ===========   ============   ============

        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.

      STATEMENTS OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

                         STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                        STOCKHOLDERS' DEFICIT
                                     SERIES A       SERIES B       SERIES C     --------------------------------------
                                    CONVERTIBLE   CONVERTIBLE    CONVERTIBLE        COMMON STOCK
                                     PREFERRED     PREFERRED      PREFERRED     ---------------------    COMMON STOCK
                                       STOCK         STOCK          STOCK         SHARES      AMOUNT       WARRANTS
                                    -----------   ------------   ------------   ----------   --------   --------------
Balance, December 31, 1996........  $       --    $         --   $         --    2,812,500   $ 2,813      $       --
  Spin-off of consulting division
    to majority stockholder.......          --              --             --           --        --              --
  Issuance of preferred stock, net
    of financing costs............   5,090,328              --             --           --        --              --
  Accretion of preferred stock
    redemption value..............     240,399              --             --           --        --              --
  Net loss........................          --              --             --           --        --              --
                                    -----------   ------------   ------------   ----------   -------      ----------
Balance, December 31, 1997........   5,330,727              --             --    2,812,500     2,813              --
  Issuance of preferred stock, net
    of financing costs............          --      11,237,988             --           --        --              --
  Accretion of preferred stock
    redemption value..............     341,612         504,224             --           --        --              --
  Exercise of common stock
    options.......................          --              --             --        2,539         3              --
  Net loss........................          --              --             --           --        --              --
                                    -----------   ------------   ------------   ----------   -------      ----------
Balance, December 31, 1998........   5,672,339      11,742,212             --    2,815,039     2,816              --
  Issuance of preferred stock, net
    of financing costs............          --              --     22,260,099           --        --              --
  Accretion of preferred stock
    redemption
    value.........................     249,008         529,382        857,242           --        --              --
  Issuance of options to purchase
    common stock below fair market
    value.........................          --              --             --           --        --              --
  Amortization of stock-based
    compensation..................          --              --             --           --        --              --
  Issuance of common stock options
    to
    non-employees.................          --              --             --           --        --              --
  Issuance of common stock
    warrants......................          --              --             --           --        --       1,900,000
  Exercise of common stock
    options.......................          --              --             --      613,288       613              --
  Exercise of common stock
    warrants......................          --              --             --       93,959        94        (695,169)
  Conversion of preferrred stock
    into common stock.............  (5,921,347)    (12,271,594)   (23,117,341)  10,493,481    10,493              --
  Conversion of related-party
    convertible subordinated note
    into common stock.............          --              --             --      218,750       219              --
  Issuance of common stock, net of
    offering expenses.............          --              --             --    4,000,000     4,000              --
  Net loss........................          --              --             --           --        --              --
                                    -----------   ------------   ------------   ----------   -------      ----------
Balance, December 31, 1999........  $       --    $         --   $         --   18,234,517   $18,235      $1,204,831
                                    ===========   ============   ============   ==========   =======      ==========

                                                        STOCKHOLDERS' DEFICIT
                                    -------------------------------------------------------------

                                      DEFERRED        ADDITIONAL      ACCUMULATED
                                    COMPENSATION    PAID-IN-CAPITAL     DEFICIT         TOTAL
                                    -------------   ---------------   ------------   ------------
Balance, December 31, 1996........   $        --     $      6,187     $(1,277,957)   $ (1,268,957)
  Spin-off of consulting division
    to majority stockholder.......            --               --        (395,738)       (395,738)
  Issuance of preferred stock, net
    of financing costs............            --               --              --              --
  Accretion of preferred stock
    redemption value..............            --               --        (240,399)       (240,399)
  Net loss........................            --               --      (3,797,571)     (3,797,571)
                                     -----------     ------------     ------------   ------------
Balance, December 31, 1997........            --            6,187      (5,711,665)     (5,702,665)
  Issuance of preferred stock, net
    of financing costs............            --               --              --              --
  Accretion of preferred stock
    redemption value..............            --               --        (845,836)       (845,836)
  Exercise of common stock
    options.......................            --            5,684              --           5,687
  Net loss........................            --               --     (11,604,682)    (11,604,682)
                                     -----------     ------------     ------------   ------------
Balance, December 31, 1998........            --           11,871     (18,162,183)    (18,147,496)
  Issuance of preferred stock, net
    of financing costs............            --               --              --              --
  Accretion of preferred stock
    redemption
    value.........................            --               --      (1,635,632)     (1,635,632)
  Issuance of options to purchase
    common stock below fair market
    value.........................    (1,415,548)       1,415,548              --              --
  Amortization of stock-based
    compensation..................       281,998               --              --         281,998
  Issuance of common stock options
    to
    non-employees.................            --          190,954              --         190,954
  Issuance of common stock
    warrants......................            --               --              --       1,900,000
  Exercise of common stock
    options.......................            --        1,864,873              --       1,865,486
  Exercise of common stock
    warrants......................            --          695,084              --               9
  Conversion of preferrred stock
    into common stock.............            --       41,299,789              --      41,310,282
  Conversion of related-party
    convertible subordinated note
    into common stock.............            --          499,781              --         500,000
  Issuance of common stock, net of
    offering expenses.............            --       54,812,352              --      54,816,352
  Net loss........................            --               --     (15,117,795)    (15,117,795)
                                     -----------     ------------     ------------   ------------
Balance, December 31, 1999........   $(1,133,550)    $100,790,252     $(34,915,610)  $ 65,964,158
                                     ===========     ============     ============   ============

        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
Operating activities:
  Net loss...........................................  $(3,797,571)  $(11,604,682)   (15,117,795)
  Adjustments to reconcile net loss to net cash used
    in operating activities-
    Depreciation and amortization....................      239,835        656,654        683,031
    Provision for doubtful accounts..................       95,883         32,800        204,536
    Accrued interest on subordinated notes...........      103,109        109,352         41,467
    Issuance of bridge loan warrants.................           --             --      1,100,000
    Amortization of stock-based compensation.........           --             --        281,998
    Issuance of common stock options to
      non-employees..................................           --             --        190,954
    Changes in operating assets and liabilities-
      Accounts receivable............................     (310,896)    (1,654,641)      (914,085)
      Prepaid expenses and other assets..............      (84,169)       130,619     (1,223,566)
      Accounts payable and accrued expenses..........      408,822        379,410      3,058,629
      Deferred revenues..............................      314,263      1,662,706     (1,257,228)
                                                       -----------   ------------   ------------
        Net cash used in operating activities........   (3,030,724)   (10,287,782)   (12,952,059)
                                                       -----------   ------------   ------------

Investing activities:
  Purchases of property and equipment................     (871,717)    (1,160,882)    (1,729,204)
                                                       -----------   ------------   ------------

Financing activities:
  Net proceeds from (repayments of) line of credit...      604,311     (1,137,196)      (473,365)
  Proceeds from long-term debt.......................      315,620        919,481             --
  Proceeds from (repayments of) subordinated notes...      250,000             --       (500,000)
  Repayments of long-term debt.......................     (122,056)       (40,758)      (364,418)
  Proceeds from issuance of preferred stock, net.....    4,840,328     11,237,988     23,060,099
  Restricted cash....................................     (400,000)       400,000             --
  Spin-off of consulting division to sole
    stockholder......................................     (274,538)            --             --
  Net advances from (repayments to) related party....      (66,532)       267,909        (97,925)
  Proceeds from exercise of common stock options.....           --          5,687      1,865,486
  Proceeds from issuance of common stock, net........           --             --     54,816,352
                                                       -----------   ------------   ------------
        Net cash provided by financing activities....    5,147,133     11,653,111     78,306,229
                                                       -----------   ------------   ------------
Net increase in cash and cash equivalents............    1,244,692        204,447     63,624,966
Cash and cash equivalents, beginning of period.......    1,085,680      2,330,372      2,534,819
                                                       -----------   ------------   ------------
Cash and cash equivalents, end of period.............  $ 2,330,372   $  2,534,819     66,159,785
                                                       ===========   ============   ============

Supplemental cash flow information:
  Cash paid for interest.............................  $   133,409   $    170,232   $    440,879
Non-cash investing and financing activities:
  Conversion of related party subordinated note to
    common stock.....................................           --             --        500,000
  Conversion of preferred stock and all accrued
    dividends thereon to common stock................           --             --     41,310,282

        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BACKGROUND:

    Bluestone Software, Inc. (the "Company"), formerly Bluestone
Consulting, Inc., was incorporated in New Jersey on March 17, 1989. The Company develops, markets and supports web application server software products that enable its customers to deploy information across the World Wide Web in a controlled manner, supporting high volumes of users and interactions. On
April 17, 1997, in connection with the sale of Series A Convertible Preferred Stock (see Note 6), the Company spun off its consulting division to its then sole stockholder for no consideration. The Company reincorporated in Delaware as Bluestone Software, Inc. The consulting division was named Bluestone
Consulting, Inc. ("BCI") and in 1997 provided the Company with certain administrative services under a shared services agreement (see Note 12). The consulting division spin-off is reported in the accompanying financial statements as a discontinued operation (see Note 2).

    The Company has incurred significant losses, and as of December 31, 1999 had an accumulated deficit of $34.9 million. For the years ended December 31, 1997, 1998 and 1999 the Company's net losses were $3.9 million, $11.6 million and $15.1 million, respectively. The Company intends to invest heavily in product development, sales and marketing and the development of its administration organization. There can be no assurance that the Company will be able to generate sufficient revenues to achieve or sustain profitability in the future. However, the Company believes that its current cash and cash equivalents will be sufficient to sustain its operations through December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. Depreciation is provided using the double declining balance method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the lease term.

OTHER ACCRUED EXPENSES

    Other accrued expenses at December 31, 1999 includes $505,733 for accrued bonuses and $628,307 for accrued payroll taxes.

PRODUCT DEVELOPMENT

    Product development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold,

                            BLUESTONE SOFTWARE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Leased or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its products is generally achieved upon completion of a working model. Since software development costs have not been significant after the completion of a working model, all such costs have been charged to product development expense.

REVENUE RECOGNITION

    The Company primarily sells perpetual licenses to end-users and perpetual, annual and multi-year licenses to independent software vendors. The Company also sells its software through value added resellers and system integrators. The Company derives its services revenues from annual maintenance agreements, which consist of customer technical support services and unspecified product upgrades/ enhancements on a when-and-if-available basis, and consulting and training services.

    License fee revenue is generally recognized when a formal agreement exists, delivery of the product has occurred, the license fee is deemed fixed or determinable and collectibility is probable. License revenue from arrangements with resellers and system integrators is not recognized until the product is delivered to end-users. Maintenance revenue is recognized on a straight-line basis over the term of the contract. Revenues from training and consulting services are recognized as services are performed.

    Deferred revenues generally consist of advance customer payments on maintenance contracts. Certain of the Company's multi-year license agreements provide for payment terms that extend beyond 12 months. Revenues on such long-term arrangements are recognized when payments become due. Included in accounts receivable and deferred revenues at December 31, 1998 is $1,865,294 related to an extended term license fee where the Company received payment and recorded revenue in February 1999.

CONCENTRATION OF CREDIT RISK

    One customer accounted for approximately 11% of the Company's net revenues for the year ended December 31, 1998 and one customer accounted for approximately 55% of net accounts receivable at December 31, 1998. One customer accounted for approximately 13% of net revenues for the year ended December 31, 1999 and two customers accounted for approximately 12% and 14%, respectively, of net accounts receivable at December 31, 1999. No one customer accounted for greater than 10% of net revenues for the year ended December 31, 1997 or greater than 10% of net accounts receivable at December 31, 1997.

ADVERTISING COSTS

    The Company expenses advertising costs as incurred. Advertising expense for continuing operations for the years ended December 31, 1997, 1998 and 1999 was $615,374, $882,761 and $2,022,252, respectively, including $251,640, $549,487 and $1,040,189, respectively, related to attending trade shows.

INCOME TAXES

    Prior to April 17, 1997, the Company was taxed as a subchapter S corporation under the Internal Revenue Code for federal and state income tax purposes. Accordingly, all S Corporation taxable

                            BLUESTONE SOFTWARE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

income or losses were included in the sole stockholder's tax return. In connection with the Series A Convertible Preferred Stock sale (see Note 6), the Company's subchapter S election was terminated.

    Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates. The Company accounts for certain income and expense items for financial reporting purposes differently than for income tax purposes. The principal differences relate to the Company's conversion to the accrual basis of accounting for income taxes and certain financial statement reserves that are not currently deductible for income tax purposes.

STOCK COMPENSATION

    The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee and director stock options. Under APB No. 25, if the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized. If the exercise price of an option is below the market price of the underlying stock on the date of grant, compensation cost is recorded and is recognized in the statements of operations over the vesting period (see Note 10).

EARNINGS PER SHARE

    The Company follows SFAS No. 128, "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities like stock options, which would result in the issuance of additional shares of common stock. For each of the three years in the period ended December 31, 1999, the impact of stock options was not considered as their effect on EPS would be anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses are reflected in the accompanying financial statements at fair value due to the short-term nature of those instruments. The carrying amount of long-term debt obligations approximate fair value at the balance sheet dates.

RECAPITALIZATION

    In August 1999, the Company's Board of Directors authorized a 1-for-3.2 reverse split of its Common stock to be effected immediately prior to the Company's Initial Public Offering (see below). The reverse stock split has been retroactively reflected in the accompanying financial statements.

INITIAL PUBLIC OFFERING

    On September 29, 1999 the Company consummated an initial public offering of its Common Stock (the "Initial Public Offering"). The Company sold
4,000,000 shares of its Common stock at an initial

                            BLUESTONE SOFTWARE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

public offering price of $15.00 per share. After deducting the underwriters' discount and other offering expenses, the net proceeds to the Company were approximately $54.8 million.

DISCONTINUED OPERATIONS

    On April 17, 1997, in connection with the sale of Series A Convertible Preferred Stock (see Note 6), the Company spun off its consulting division, which operated as a separate segment, to its then sole stockholder for no consideration. The spin-off, which included cash of $274,538, has been recorded as a deemed distribution in the accompanying financial statements. The discontinued operation generated net revenues of $4,537,147 for the year ended December 31, 1997. The spin-off was treated as a tax-free reorganization for federal and state income tax purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS
No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Subsequent to the spin-off of the consulting segment, management believes the Company operates in one business segment, therefore, the adoption of SFAS No. 131 had no impact on the financial statements.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company adopted SOP 98-1 in January 1999. The adoption had no material effect on the Company's financial position or results of operations.

RECLASSIFICATIONS

    Prior year financial statements have been reclassified to conform with the current year presentation.

3. LINE OF CREDIT:

    On December 8, 1997, the Company entered into an agreement with a bank that provides for a $1,750,000 revolving line of credit and a $500,000 equipment line (see Note 4). The revolver is collateralized by substantially all of the Company's assets and a $400,000 certificate of deposit at December 31, 1997. Borrowings under the line are subject to a borrowing base of 80% of eligible accounts receivable, as defined. The restricted certificate of deposit was sold in 1998 as it was no longer required collateral. The line bore interest at prime plus 1.5%, through August 16, 1998 at which date the interest rate was changed to prime plus .75% in conjunction with the equipment line modification (see
Note 4). The line is cross-defaulted and cross-collateralized with the equipment line. The loan agreement also requires the Company to maintain certain financial and nonfinancial covenants, as defined.

                            BLUESTONE SOFTWARE, INC.

3. LINE OF CREDIT: (CONTINUED)

    During December 1999, the Company amended the loan arrangement to increase the maximum available amount of the revolving line of credit to $3.0 million, extend the maturity date to December 1, 2000 and decrease the interest rate to prime plus .50%. At December 31, 1999, borrowings of approximately $1,572,000 were available under the line. Letters of credit of approximately $886,000, related to certain operating leases (see Note 13), were outstanding at December 31, 1999 and therefore have been deducted from available borrowings under the line. In conjunction with the December 1999 loan amendment, the Company entered into an agreement that provides for a separate $500,000 line of credit facility. Borrowings are subject to a borrowing base of 90% of eligible foreign accounts receivable.

    A warrant to purchase 9,766 shares of the Company's Common stock at $2.56 per share, as adjusted was issued to the bank in December 1997 in conjunction with the loan agreement. In October 1999, the Company issued 9,100 shares of common stock to the bank in exchange for the warrant.

4. LONG-TERM DEBT:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1998        1999
                                                              ----------   --------
Term note with bank.........................................  $1,157,101   $838,124
Capital leases..............................................      75,269     29,828
                                                              ----------   --------
                                                               1,232,370    867,952
Less- Current portion.......................................    (356,728)  (428,706)
                                                              ----------   --------
                                                              $  875,642   $439,246
                                                              ==========   ========

    At December 31, 1997, the Company's equipment line provided for borrowings of up to $500,000 for approved capital expenditures, as defined and interest payable monthly on the outstanding balance at a rate of prime plus 1.5%. In
June 1998, the outstanding borrowings as of that date of $237,620 converted to a term note payable in 36 monthly installments. On August 16, 1998, the Company and the bank modified the equipment line to provide for additional borrowings of up to $1,762,380 for approved capital expenditures, as defined. Interest is payable monthly on the outstanding balance at a rate of prime plus 1.25%. On March 31, 1999, the then outstanding balance of $959,086 was converted to a term note payable in 36 monthly installments and no additional borrowings are available under the equipment line. The term note under the equipment line is secured by equipment and is cross-defaulted and cross-collateralized with the Company's line of credit (see Note 3).

    At December 31, 1998 and 1999, property under capital leases totaled $130,897 with corresponding accumulated amortization of $90,900 and $117,565, respectively.

5. SUBORDINATED NOTES DUE TO RELATED PARTIES:

    In January 1996, the Company entered into a $1,000,000, subordinated 10% loan agreement with the brother of the Company's founder. The agreement, as amended in connection with the BCI spin-off, provided for BCI to assume $500,000 of the convertible note with the Company assuming the remaining $500,000 of the convertible note. To achieve an equal distribution of debt between BCI and

                            BLUESTONE SOFTWARE, INC.

5. SUBORDINATED NOTES DUE TO RELATED PARTIES: (CONTINUED)

the Company as part of the spin-off, the Company issued BCI a $500,000, 10% note. Interest on both notes is payable annually. Principal on the convertible note was due on December 31, 2002 and principal on the note with BCI was due on December 31, 2005. At December 31, 1998 and 1999 other accrued expenses includes $206,878 and $41,467, respectively, related to interest on the notes. On September 15, 1999, the $500,000 convertible subordinated note was converted into 218,750 shares of the Company's Common stock at the holder's request. In November 1999, the Company repaid the note to BCI in full without penalty or premium.

6. MANDATORILY REDEEMABLE SERIES A CONVERTIBLE PREFERRED STOCK:

    On April 18, 1997, the Company sold 5,526,316 shares of $0.001 par value Series A Convertible Preferred stock to certain venture capital investors, an individual investor and the Company's former sole shareholder for $5,250,000. This included 263,158 shares sold to the former sole stockholder in exchange for canceling a $250,000 note payable due him. The Series A Preferred stock was convertible into 0.3125 shares of Common stock, subject to adjustment, as defined, and was automatically convertible upon a public stock offering, as defined.

    Dividends on the Series A Preferred were cumulative at $0.057 per share per annum and the Series A Preferred had a liquidation preference of $0.95 per share. At December 31, 1997 and 1998 cumulative dividends accrued but not declared were $222,658 and $537,658, respectively. Beginning in April 2003, the holders would have been able to require the Company to redeem the Series A Preferred at $0.95 per share plus accrued dividends over a three-year period. The Series A Preferred stockholders would have been able to participate in Common stock dividends and had Common stock voting rights on an as converted basis. Upon completion of the Company's initial public offering in September 1999, all of the outstanding shares of Series A Preferred stock and the accrued dividends thereon were converted into Common stock.

7. MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK:

    On April 23, 1998, the Company sold 8,782,695 shares of Series B Convertible Preferred stock to certain venture capital investors, including its original investors (see Note 6) for approximately $11.4 million in cash. The Series B Preferred was senior to the Series A Preferred and was originally convertible into 0.3125 shares of Common stock. In 1998, in accordance with the original terms of the Series B Preferred stock purchase agreement, the conversion ratio was adjusted so that each share of Series B Preferred was convertible into
0.6541 shares of Common stock. In addition, the Series B Preferred was automatically convertible upon a public stock offering, as defined.

    Dividends on the Series B Preferred were cumulative at $0.078 per share per annum and the Series B Preferred had a liquidation preference of $1.296 per share. At December 31, 1998, cumulative dividends accrued but not declared were $476,720. Beginning in October 2001, the holders would have been able to require the Company to redeem the Series B Preferred at $1.296 per share plus accrued dividends over an eighteen-month period. The Series B Preferred stockholders would have been able to participate in Common stock dividends and had Common stock voting rights on an as converted basis. Upon completion of our initial public offering in September 1999, all of the outstanding shares of Series B Preferred Stock and the accrued dividends thereon were converted into Common stock.

                            BLUESTONE SOFTWARE, INC.

8. MANDATORILY REDEEMABLE SERIES C CONVERTIBLE PREFERRED STOCK:

    On May 25, 1999, the Company sold 9,191,176 shares of Series C Convertible Preferred Stock to certain venture capital investors, including certain
Series B Preferred investors for $25 million in cash. The Series C Preferred was senior to the Series A Preferred and Series B Preferred and was automatically convertible into Common stock upon a public stock offering, as defined. Dividends on the Series C Preferred were cumulative at $0.1632 per share per annum. The Series C Preferred stockholders would have been able to participate in Common stock dividends and had Common stock voting rights on an as converted basis. In conjunction with the sale of the Series C Preferred, the Company issued a warrant to purchase 150,448 shares of Common stock at $8.70 to the placement agent, valued at $800,000 using the black-scholes option pricing model and the following assumptions: volatility of 70%, a risk-free interest rate of 5.2%, fair market value of a share of Common stock of $8.70 and a term of 5 years. The value of the warrant was recorded as a cost of the Series C Preferred Stock sale and, accordingly, deducted from the proceeds of the Series C Preferred stock. Upon completion of our initial public offering in September 1999, all of the outstanding shares of Series C Preferred stock and the accrued dividends thereon were converted into Common stock.

9. CONVERTIBLE SUBORDINATED NOTES AND WARRANTS:

    On January 21, 1999, the Company and substantially all of the Series B Preferred stockholders (collectively, the "Investors") entered into the Note and Warrant Purchase Agreement, whereby the Company could, from time to time before May 30, 1999, request that the Investors purchase 10% convertible subordinated secured notes totaling an aggregate of $5 million. Upon the purchase of a note, the Investors would be granted a warrant to purchase the number of shares of the Company's Common stock equal to the note amount multiplied by .1008, at an exercise price of $1.98 per share. The Company issued warrants to purchase an aggregate of 136,088 shares of Common stock in connection with notes purchased in April 1999 and May 1999. The Company also issued warrants to purchase an aggregate of 1,520 shares of Common stock at an exercise price of $8.70 per share related to interest on the notes. The warrants issued in connection with the notes and related interest thereon were valued at $1,100,000 using the black-scholes option pricing model and the following assumptions: volatility of 70%, risk-free interest rates of 5.2% to 5.3%, fair market value of a share of Common stock of $8.70 and a term of 10 years. The value of the warrants was charged to operations during 1999. The notes were converted into 496,322 shares of Series C Preferred stock on May 25, 1999. During December 1999, 84,859 shares of Common stock were issued to certain investors pursuant to their warrant exercises. At December 31, 1999, 50,644 warrants remain outstanding related to this Note and Warrant Purchase Agreement.

10. STOCK OPTION AND EMPLOYEE BENEFIT PLANS:

STOCK OPTION PLANS

    In 1996, the Company adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "1996 Plan") under which incentive and nonstatutory stock options to acquire shares of the Company's Common stock may be granted to officers, employees and consultants of the Company. Incentive stock options must be issued at an exercise price not less than the fair market value of the underlying shares on the date of grant. Options granted under the 1996 Plan are exercisable over a period of time, not to exceed ten years, and are subject to other terms and conditions specified in the individual option grants. In
April 1997, in connection with the sale of Series A Convertible Preferred stock (see Note 6),

                            BLUESTONE SOFTWARE, INC.

10. STOCK OPTION AND EMPLOYEE BENEFIT PLANS: (CONTINUED)

the 1996 Plan was amended and restated, increasing the total shares available under the plan to 781,250. On August 7, 1997, all outstanding options granted under the 1996 Plan were canceled and 151,219 were reissued at an exercise price of $2.24 per share. In April 1998, in connection with the sale of Series B Convertible Preferred stock (see Note 7), the 1996 Plan was amended and restated, increasing the total shares available under the plan to 1,406,250. In June 1999, the 1996 Plan was amended to increase the total shares available under the plan to 2,946,578 and in August 1999, the 1996 Plan was amended to increase the total shares available under the plan to 3,290,328. In January 2000, the 1996 Plan was amended to increase the total shares available under the plan to 6,750,000.

    Information relative to the 1996 Plan is as follows:

                                                                                          WEIGHTED
                                                              RANGE OF       AGGREGATE    AVERAGE
                                                              EXERCISES      EXERCISE     EXERCISE
                                                 SHARES        PRICES          PRICE       PRICE
                                                ---------   -------------   -----------   --------
Outstanding December 31, 1996.................    238,156   $        6.40   $ 1,524,200    $ 6.40
  Granted at fair market value................    512,545       2.24-9.60     1,279,200      2.50
  Canceled....................................   (334,688)      2.24-9.60    (1,871,530)     5.59
                                                ---------   -------------   -----------    ------
Outstanding December 31, 1997.................    416,013            2.24       931,870      2.24
  Granted at fair market value................    787,118       2.24-3.07     2,249,416      2.86
  Exercised...................................     (2,539)           2.24        (5,688)     2.24
  Canceled....................................    (18,523)           2.24       (41,493)     2.24
                                                ---------   -------------   -----------    ------
Outstanding December 31, 1998.................  1,182,069       2.24-3.07     3,134,105      2.65
  Granted at fair market value................  1,690,211     3.07-125.00    26,227,252     15.52
  Granted below fair market value.............    309,313       3.07-8.70     1,224,108      3.96
  Exercised...................................   (613,288)     2.24-15.00    (1,865,486)     3.04
  Canceled....................................   (117,846)     2.24-15.00      (598,303)     5.08
                                                ---------   -------------   -----------    ------
Outstanding December 31, 1999.................  2,450,459   $2.24-$125.00   $28,121,676    $11.48
                                                =========   =============   ===========    ======

    The options under the 1996 Plan generally vest over a four-year period. At December 31, 1999 there were options to purchase 824,615 shares of Common stock exercisable and options to purchase 224,042 shares of Common stock were available for future grant under the 1996 Plan prior to the January 2000 amendment. The weighted average remaining contractual life of the outstanding options at December 31, 1999 was 9.01 years.

    In connection with certain options granted to employees during 1999, the Company recorded $1,415,548 of deferred compensation. This amount represents the difference between the fair market value of the Company's Common stock on the date of grant and the exercise price of options to purchase 284,313 shares of the Company's Common stock. Deferred compensation is amortized over the vesting periods of the options, which range from immediate vesting to periods of up to four years. For the year ended December 31, 1999, $281,998 of deferred compensation was charged to expense. At December 31, 1999, the Company had $1,133,550 of deferred compensation to be amortized over the remaining vesting periods.

    Included in options granted below fair market value during the year ended December 31, 1999 are options to purchase 25,000 shares of Common stock issued to non-employees for consulting services. The Company recorded $190,954 in general and administrative expenses during 1999 related to these options.

                            BLUESTONE SOFTWARE, INC.

10. STOCK OPTION AND EMPLOYEE BENEFIT PLANS: (CONTINUED)

    In 1999, the Company established an executive bonus pool for issuance of Common stock options to the Chairman and to certain officers of the Company under the 1996 Plan. Grants of stock option awards under the bonus pool are contingent upon the Company meeting certain quarterly and annual performance goals. The Company granted 244,694 options under the bonus pool for the Company's quarterly operating results during the year ended December 31, 1999. On January 7, 2000, options to purchase 111,777 shares of Common stock were granted related to the achievement of annual goals for the year ended
December 31, 1999. Options granted in connection with the bonus pool vest immediately.

    In June 1999, the Company adopted the Directors' Compensation Plan under which non-qualified options to acquire shares of the Company's Common stock may be granted to non-employee directors of the Company. Options granted under the Directors' Compensation Plan vest immediately and are exercisable over a period of time not to exceed five years. The total number of shares reserved for issuance under the Directors' Compensation Plan is 156,250. As of December 31, 1999, 10,936 options were granted at a weighted average exercise price of $23.13 per share to non-employee directors of the Company pursuant to the Directors' Compensation Plan.

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations, in accounting for its stock option plans. Had compensation cost for the plans been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, the Company's net loss for the years ended December 31, 1997, 1998 and 1999 would have increased to the following pro forma amount:

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          1997           1998           1999
                                                       -----------   ------------   ------------
Net loss available to common stockholders, as
  reported...........................................  $(4,037,970)  $(12,450,518)  $(16,753,427)
                                                       ===========   ============   ============
Net loss per share, as reported......................  $     (1.44)  $      (4.42)  $      (2.42)
                                                       ===========   ============   ============
Pro forma net loss...................................  $(4,111,949)  $(12,610,365)  $(18,568,724)
                                                       ===========   ============   ============
Pro forma net loss per share.........................  $     (1.46)  $      (4.48)  $      (2.68)
                                                       ===========   ============   ============

    The weighted average fair value of the options granted is estimated as $8.38 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no expected dividend yield, a volatility of 0% to 70%, a weighted average risk-free interest rate of 5.567% based on the rates in effect on the date of grant, and an expected life of seven years.

RETIREMENT SAVINGS PLAN

    The Company has a retirement savings plan (the "Plan") that qualifies under
Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to 15% of their annual compensation, as defined by the Plan. The Company contributes to the Plan at a rate of 10% of the employee's contributions up to a maximum of $1,000. The Company's contributions to the Plan were $22,009, $31,807 and $40,151 for the years ended December 31, 1997, 1998 and 1999, respectively.

                            BLUESTONE SOFTWARE, INC.

11. INCOME TAXES:

    The income tax provision consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1997         1998         1999
                                                            ----------   ----------   ----------
Current provision.........................................  $       --   $       --   $       --
Deferred benefit..........................................     (64,000)     (81,000)    (656,000)
Net operating loss not benefited..........................  (1,134,000)  (4,410,000)  (5,951,000)
Termination of S corporation status.......................    (121,000)          --           --
Increase in valuation allowance...........................   1,319,000    4,491,000    6,607,000
                                                            ----------   ----------   ----------
                                                            $       --   $       --   $       --
                                                            ==========   ==========   ==========

    The tax effect of the differences that give rise to deferred income taxes is as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              ----------   ------------
Net operating loss carryforwards............................  $5,544,000   $ 11,495,000
Accounts receivable.........................................      18,000         54,000
Accrued expenses............................................     174,000        159,000
Property and equipment......................................      24,000         24,000
Deferred revenue............................................     252,000        786,000
Cash-to-accrual adjustment..................................    (202,000)      (101,000)
                                                              ----------   ------------
                                                               5,810,000     12,417,000
Less-Valuation allowance....................................  (5,810,000)   (12,417,000)
                                                              ----------   ------------
                                                              $       --   $         --
                                                              ==========   ============

    The Company has established a valuation allowance for the full amount of the net deferred tax asset due to the limited operating history of the Company and uncertainty surrounding realizability. At December 31, 1999, the Company had a net operating loss carryforward of approximately $29 million beginning to expire in 2012 for federal tax purposes and in 2004 for state tax purposes.

12. TRANSACTIONS WITH BCI:

    On April 17, 1997, in connection with the sale of the Series A Convertible Preferred stock (see Note 6), the Company spun off its consulting division, BCI, to its then sole stockholder, who is currently a director of the Company.

    In connection with the spin-off, the Company entered into the Intercompany Services Agreement with BCI, whereby BCI provided the Company certain administrative services at an allocated cost based on actual cost and usage. For the year ended December 31, 1997, general and administrative expense includes $871,784 for such services provided by BCI.

    The Company also sells certain software products and services to BCI and purchases certain consulting services from BCI. For the years ended
December 31, 1997, 1998 and 1999, the Company's sales to BCI totaled $40,448, $58,607 and $951,667, respectively, and total purchases from BCI were $47,088, $351,739 and $52,818, respectively. At December 31, 1998 and 1999, accounts receivable

                            BLUESTONE SOFTWARE, INC.

12. TRANSACTIONS WITH BCI: (CONTINUED)

includes $23,299 and $431,131, respectively, due from BCI and accounts payable includes $77,097 and $0, respectively, payable to BCI. In December 1999 the Company entered into a services agreement with BCI, whereby BCI will provide the Company two consultants during 2000 for $700,000 in the aggregate, payable quarterly during 2000.

    On March 31, 1998, the Company decided to no longer sell non-proprietary software products. In addition, the Company agreed to allow BCI to commence the sale and support of this product line, and sub-contracted support services to BCI related to previously sold maintenance contracts. The Company paid BCI $450,000 in 1998 and $150,000 in 1999, for the sub-contracted support services.

    The Company also sub-leases a portion of its operating facility to BCI (see
Note 13). Amounts charged to BCI, which reduced the Company's rent expense for the years ended December 31, 1997, 1998 and 1999, totaled $130,588, $74,165 and $93,510, respectively. During the years ended December 31, 1998 and 1999, the Company rented certain equipment from BCI, totaling $89,489 and $89,530, respectively.

    In connection with the Series A Convertible Preferred stock sale and spin-off of BCI, the Company issued a $500,000, 10% note payable to BCI (see
Note 5). In November 1999, the Company repaid this note in full.

13. COMMITMENTS AND CONTINGENCIES:

    The Company has operating leases on its office facilities (see Note 12) and certain equipment. Future minimum lease payments under such noncancelable operating leases are summarized as follows, as of December 31, 1999:

2000........................................................    2,229,489
2001........................................................    1,810,713
2002........................................................    1,806,477
2003........................................................    1,567,218
2004........................................................    1,105,428
2005 and thereafter.........................................    1,599,336
                                                              -----------
                                                              $10,118,661
                                                              ===========

    On October 29, 1999, the Company entered into a seven and one-half year lease for additional office facilities. The lease is secured by a $600,000 letter of credit (see Note 3). During November 1999, the Company entered into a master operating lease agreement with an equipment leasing company that provides for an equipment lease line of up to $1,000,000. Assets under operating leases on the lease line will be secured with a letter of credit equal to 60% of the asset amount. As of December 31, 1999, approximately $523,000 was available on the equipment lease line. Letters of credit of approximately $286,000 (see
Note 3) were outstanding to secure the outstanding assets on the equipment lease line.

    Rent expense for continuing operations was $551,832, $691,615 and $868,683 for the years ended December 31, 1997, 1998 and 1999, respectively.

    The Company is involved in certain legal actions arising in the ordinary course of business. Management believes that the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors and executive officers required by Item 10 is incorporated by reference from our definitive proxy statement relating to our 2000 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information regarding executive compensation required by Item 11 is incorporated by reference from our definitive proxy statement relating to our 2000 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information regarding beneficial ownership required by Item 12 is incorporated by reference from our definitive proxy statement relating to our 2000 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information regarding certain relationships and related transactions required by Item 13 is incorporated by reference from our definitive proxy statement relating to our 2000 annual stockholders' meeting to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

    The following financial statements are filed as a part of this report:

Report of Independent Public Accountants
Balance Sheets as of December 31, 1998 and 1999
Statements of Operations for the years ended December 31,
  1997, 1998 and 1999
Statements of Mandatorily Redeemable Convertible Preferred
  Stock
  and Stockholders' Equity (Deficit)
Statements of Cash Flows for the years ended December 31,
  1997, 1998 and 1999
Notes to Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES

    The following financial statements are filed as a part of this report:

     II. Valuation and Qualifying Accounts

(a)(3) EXHIBITS

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request:

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
        2.1*            Contribution and Distribution Agreement, dated April 17,
                        1997, between Bluestone and Bluestone Consulting, Inc.
        3.1**           Amended and Restated Certificate of Incorporation of
                        Bluestone.
        3.2**           Bylaws of Bluestone.
        4.1*            Specimen Common Stock Certificate of Bluestone.
       10.1*+           1996 Incentive and Non-Qualified Stock Option Plan of
                        Bluestone, as amended and restated, including forms of
                        Incentive Stock Option Agreement, Non-Qualified Stock Option
                        Agreement and Stock Purchase and Restriction Agreement.
       10.2*+           Directors Compensation Plan of Bluestone.
       10.3*+           Forms of Employee Confidentiality Agreements of Bluestone.
       10.4*+           Executive Employment Agreement, dated April 18, 1997,
                        between Mel Baiada and Bluestone.
       10.5*+           First Amendment to Executive Employment Agreement, dated
                        January 13, 1999, between Mel Baiada and Bluestone.
       10.6*+           Executive Employment Agreement, dated April 24, 1997,
                        between Robert Bickel and Bluestone.
       10.7*+           Severance Agreement, dated September 17, 1998, between P.
                        Kevin Kilroy and Bluestone.
       10.8*+           Severance Agreement, dated September 17, 1998, between
                        Robert Bickel and Bluestone.
       10.9*+           Severance Agreement, dated September 17, 1998, between John
                        H. Capobianco and Bluestone.
       10.10*+          Severance Agreement, dated September 17, 1998, between
                        Enrico J. Ballezzi and Bluestone.
       10.11*           Consulting Agreement, dated as of May 3, 1994, between
                        Andrew J. Filipowsli and Bluestone.
       10.12*           Reseller Agreement, dated January 1, 1998, between Bluestone and Bluestone Consulting, Inc.
       10.13*           Subcontract Agreement, dated April 23, 1998, between
                        Bluestone and Bluestone Consulting, Inc.
       10.14*           Intercompany Services Agreement, dated April 17, 1997,
                        between Bluestone and Bluestone Consulting, Inc.
       10.15*           Service Mark License Agreement, dated April 17, 1997,
                        between Bluestone and Bluestone Consulting, Inc.
       10.16*           $500,000 Amended and Restated Convertible and Subordinated
                        Note, dated April 17, 1997, by Bluestone in favor of Mark
                        Baiada.
       10.17*           $500,000 Promissory Note, dated April 17, 1997, by Bluestone in favor of Bluestone Consulting, Inc.
       10.18*           Sublease Agreement, dated as of April 30, 1997 between
                        Bluestone (as sublandlord) and Bluestone Consulting, Inc.
                        (as subtenant).
       10.19*           Equipment Lease, dated September 5, 1997, between Bluestone and Colonial Pacific Leasing.
       10.20*           Loan and Security Agreement, dated as of December 8, 1997, between Silicon Valley Bank and Bluestone.
       10.21*           First Loan Modification Agreement, dated as of August 16,
                        1998, between Silicon Valley Bank and Bluestone.
       10.22*           Second Loan Modification Agreement, dated as of January 21,
                        1999, between Silicon Valley Bank and Bluestone.
       10.23*           Third Loan Modification Agreement, dated as of March 30,
                        1999, between Silicon Valley Bank and Bluestone.
       10.24*           Negative Pledge Agreement, dated as of August 16, 1998,
                        between Silicon Valley Bank and Bluestone.

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------   ------------------------------------------------------------
       10.25*           Warrant to purchase 31,250 shares of Common Stock of
                        Bluestone, dated as of November 24, 1997, issued by
                        Bluestone to Silicon Valley Bank.
       10.26*           Antidilution Agreement, dated as of November 24, 1997,
                        between Silicon Valley Bank and Bluestone.
       10.27*           Registration Rights Agreement, dated as of November 24,
                        1997, between Silicon Valley Bank and Bluestone.
       10.28*           Warrant to purchase 481,434 shares of Common Stock of
                        Bluestone, dated as of April 28, 1999, issued by Bluestone to Deutsche Bank Alex.Brown
       10.29*           Series A Preferred Stock Purchase Agreement, dated as of
                        April 18, 1997, between Bluestone and the investors listed therein.
       10.30*           Series B Preferred Stock Purchase Agreement, dated as of
                        April 22, 1998, between Bluestone and the investors listed therein.
       10.31*           Convertible Subordinated Secured Note and Warrant Purchase
                        Agreement, dated as of January 21, 1999, between Bluestone and the investors listed therein.
       10.32*           Form of Warrant issued to the investors under the
                        Convertible Subordinated Secured Note and Warrant Purchase
                        Agreement dated January 21, 1999.
       10.33*           Series C Preferred Stock Purchase Agreement dated as of May
                        25, 1999, between Bluestone and the purchasers listed
                        therein.
       10.34*           Second Restated First Refusal and Co-Sale Agreement, dated as of May 25, 1999, between Bluestone and the investors and stockholders listed therein.
       10.35*           Second Restated Investors' Rights Agreement, dated as of May
                        25, 1999, between Bluestone and the investors and
                        stockholders listed therein, as amended by the First
                        Amendment dated as of June 16, 1999.
       10.36*           Restated Voting Agreement, dated as of April 23, 1998,
                        between Bluestone and the investors and founders listed
                        therein, as amended by the First Amendment dated as of June
                        16, 1999.
       10.37*           Real Estate Lease for 1000 Briggs Road, Mount Laurel, New
                        Jersey, dated February 1, 1998, with Liberty Properties as landlord.
       10.38*+          Senior Management Compensation Policy 1999.
       10.39*+          Executive Management Compensation Policy 1999.
       10.40**          Lease for Philadelphia, Pennsylvania headquarters.
       10.41**          Lease for Redwood Shores, California office.
       10.42**          Fourth Loan Modification Agreement between Silicon Valley
                        Bank and Bluestone.
       23.1             Consent of Arthur Andersen LLP.
       27.1             Financial Data Schedule (in electronic format only).
       99.1             Recent Sales of Unregistered Securities.

------------------------

* Incorporated herein by reference to the corresponding exhibit to Bluestone's Form S-1, as amended, filed with the Securities and Exchange Commission on July 2, 1999 (File No. 333-82213).

** Incorporated herein by reference to the corresponding exhibit to Bluestone's Form S-1 filed with the Securities and Exchange Commission on February 1, 2000 (File No. 333-95931).

+   Management contract or compensatory plan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2000.

                                                       BLUESTONE SOFTWARE, INC.

                                                       By:             /s/ P. KEVIN KILROY
                                                            -----------------------------------------
                                                                         P. Kevin Kilroy
                                                              President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----

              /s/ P. MELAN BAIADA
     --------------------------------------       Chairman of the Board of           February 14, 2000
                P. Melan Baiada                     Directors

              /s/ P. KEVIN KILROY                 President and Chief Executive
     --------------------------------------         Officer and Director             February 14, 2000
                P. Kevin Kilroy                     (Principal Executive Officer)

                                                  Senior Vice President Chief
               /s/ S. CRAIG HUKE                    Financial Officer
     --------------------------------------         (Principal Financial and         February 14, 2000
                 S. Craig Huke                      Accounting Officer)

              /s/ GREGORY M. CASE
     --------------------------------------       Director                           February 14, 2000
                Gregory M. Case

             /s/ WILLIAM C. HULLEY
     --------------------------------------       Director                           February 14, 2000
               William C. Hulley

            /s/ ANDREW J. FILIPOWSKI
     --------------------------------------       Director                           February 14, 2000
              Andrew J. Filipowski

              /s/ PAUL E. BLONDIN
     --------------------------------------       Director                           February 14, 2000
                Paul E. Blondin

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Bluestone Software, Inc.

    We have audited, in accordance with generally accepted auditing standards, the financial statements of Bluestone Software, Inc. included in this registration statement and have issued our report thereon dated January 31, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Philadelphia, PA
January 31, 2000

                            BLUESTONE SOFTWARE, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

                                          BALANCE AT    CHARGED TO   SPIN-OFF OF                BALANCE AT
                                         BEGINNING OF   COSTS AND    CONSULTING                   END OF
                                            PERIOD       EXPENSES     DIVISION     WRITE-OFFS     PERIOD
                                         ------------   ----------   -----------   ----------   ----------
1999...................................     $44,473      $204,536     $      --    $(114,024)    $134,985
1998...................................      37,012        32,800            --      (25,339)      44,473
1997...................................      77,090        95,883      (104,372)     (31,589)      37,012