Form 10-K/A
period 1999-12-31
BLUESTONE SOFTWARE INC
filed 2000-02-15
CIK 1039242

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A



                                AMENDMENT NO. 1


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
                            BLUESTONE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE
(State or other jurisdiction of incorporation                   22-2964141
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


    In 1998, one customer accounted for 11% of our total product and services revenues and, during 1999, one customer accounted for 13% of our total product and services revenues. Our top 10 customers represented 34%, 39% and 56% of total revenues in 1997, 1998 and 1999, respectively. In the future, we expect to continue to have individual customers account for a significant portion of our revenue during a given period.


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

GROSS MARGIN-SERVICES REVENUE


    Our services gross margin remained relatively flat at (20.0)% for 1999 and (22.5)% in 1998. Our negative services gross margins are primarily due to the hiring and training of additional services personnel in advance of anticipated services revenue growth.


SALES AND MARKETING


    Sales and marketing expenses were $15.9 million and $9.6 million for 1999 and 1998, respectively, representing an increase of 66.9%. Of this increase, $1.8 million was due to increases in payroll and related costs, $796,000 was due to recruiting and travel costs as a result of the growth in the number of sales personnel, $1.1 million was due to increased advertising and trade show expenses and $1.3 million was due to increased commissions expense as a result of higher sales volume. We have increased our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for 1999 was 59 compared to 49 for 1998. We also incurred increases in variable marketing expenses due to increased channels and customer marketing, direct mail campaigns and public relations expenses in order to increase market awareness and gain market acceptance of our products. These costs as a percentage of revenue were 101.8% and 117.7% for 1999 and 1998, respectively.


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

INTEREST EXPENSE, NET


    Net interest expense was $405,000 for 1999 and $47,000 for 1998. This additional expense in 1999 was due to the issuance of warrants to purchase 137,608 shares of common stock at the weighted average exercise price of $2.06 per share in connection with the issuance of convertible subordinated bridge notes. Original issue discount interest cost of $1.1 million was recorded during the second quarter of 1999 based upon the fair value of the warrants at the dates of issuance. The warrants are recorded as a component of stockholders' equity. This $1.1 million of expense during 1999 was offset by interest income earned on the proceeds from our initial public offering in September 1999 and our Series C preferred stock financing in May 1999.


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

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2000.



                                                       BLUESTONE SOFTWARE, INC.

                                                       By:              /s/ S. CRAIG HUKE
                                                            -----------------------------------------
                                                                          S. Craig Huke
                                                                    Senior Vice President and
                                                                     Chief Financial Officer