Form 10-Q
period 2000-03-31
BLUESTONE SOFTWARE INC
filed 2000-05-15
CIK 1039242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-26613
                         -------------------------------
                            BLUESTONE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      22-2964141
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


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

                                 Yes /X/ No / /

     As of May 2, 2000, there were 20,407,137 shares of the registrant's common stock outstanding.

================================================================================

                                      INDEX


PART I.  FINANCIAL INFORMATION

     Item 1.      FINANCIAL STATEMENTS.

                  Balance sheets as of March 31, 2000 (unaudited) and December 31, 1999.

                  Statements of operations (unaudited) for the three months ended March 31, 2000 and 1999.

                  Statements of cash flows (unaudited) for the three months ended March 31, 2000 and 1999.

                  Notes to financial statements.

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

     Item 3.      DEFAULTS UPON SENIOR SECURITIES.

     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Item 5.     OTHER INFORMATION.

     Item 6.     EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURE

          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            BLUESTONE SOFTWARE, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                       MARCH 31,           DECEMBER 31,
                                                         2000                  1999
                                                      ----------           ------------
                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ..................          $ 192,072           $  66,160
  Marketable securities ......................             19,504                --
  Accounts receivable, net ...................              6,553               4,079
  Prepaid expenses and other .................              2,065               1,043
                                                        ---------           ---------
Total current assets .........................            220,194              71,282

Property and equipment, net ..................              2,859               2,495
Other assets .................................                623                 363
                                                        ---------           ---------
                                                        $ 223,676           $  74,140
                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of long-term debt .........          $      17           $     429
   Accounts payable ..........................              3,208               2,259
   Accrued expenses ..........................              7,033               3,083
   Deferred revenues .........................              3,171               1,966
                                                        ---------           ---------
Total current liabilities ....................             13,429               7,737

Long-term debt ...............................               --                   439

Stockholders' equity (deficit):
   Common stock ..............................                 20                  18
   Common stock warrants .....................              1,205               1,205
   Deferred stock-based compensation .........             (1,048)             (1,133)
   Additional paid-in capital ................            249,740             100,790
   Accumulated deficit .......................            (39,670)            (34,916)
                                                        ---------           ---------
Total stockholders' equity (deficit) .........            210,247              65,964
                                                        ---------           ---------
                                                        $ 223,676           $  74,140
                                                        =========           =========


        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        ----------------------------
                                                           2000               1999
                                                        --------            --------
Net revenues:
   Software license fees ......................          $  5,002           $  2,257
   Services ...................................             2,269              1,020
                                                         --------           --------
     Total net revenues .......................             7,271              3,277

Cost of revenues:
   Software license fees ......................               211                 57
   Services ...................................             2,760              1,338
                                                         --------           --------
     Total cost of revenues ...................             2,971              1,395
                                                         --------           --------
   Gross profit ...............................             4,300              1,882

Operating expenses:
   Sales and marketing ........................             7,422              2,826
   Product development ........................             1,604                904
   General and administrative .................             1,644                635
   Amortization of stock-based compensation ...                85               --
                                                         --------           --------
     Total operating expenses .................            10,755              4,365
                                                         --------           --------
   Operating loss .............................            (6,455)            (2,483)
Interest income (expense), net ................             1,701                (48)
                                                         --------           --------
Net loss ......................................            (4,754)            (2,531)

Accretion of preferred stock redemption value .              --                 (264)
                                                         --------           --------
Net loss available to common stockholders .....          $ (4,754)          $ (2,795)
                                                         ========           ========

Basic and diluted net loss per share:
   Net loss ...................................          $  (0.25)          $  (0.90)

  Accretion of preferred stock redemption value              --                (0.09)
                                                         --------           --------
                                                         $  (0.25)          $  (0.99)
                                                         ========           ========
   Shares used in computing net loss per share             19,125              2,815
                                                         ========           ========


        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ------------------------------
                                                                                           2000                1999
                                                                                        ----------          ----------
Operating activities:
   Net loss ..................................................................          $  (4,754)          $  (2,531)
   Adjustments to reconcile net loss to net cash used in operating activities-
        Depreciation and amortization ........................................                238                 153
        Provision for doubtful accounts ......................................                271                  26
        Amortization of stock-based compensation .............................                 85                --
        Changes in operating assets and liabilities
          Accounts receivable ................................................             (2,745)              1,813
          Prepaid expenses and other assets ..................................             (1,282)               (236)
          Accounts payable and accrued expenses ..............................              4,911                 468
          Deferred revenues ..................................................              1,206              (1,532)
                                                                                        ---------           ---------
              Net cash used in operating activities ..........................             (2,070)             (1,839)
                                                                                        ---------           ---------
Investing activities:
   Purchases of property and equipment .......................................               (602)                (34)
   Purchases of marketable securities ........................................            (19,504)               --
                                                                                        ---------           ---------
               Net cash used in investing activities .........................            (20,106)                (34)
                                                                                        ---------           ---------
Financing activities:
   Repayments of long-term debt ..............................................               (851)                (31)
   Issuance of common stock, net of offering expenses ........................            145,974                --
   Net repayments to related party ...........................................                (13)                (34)
   Proceeds from exercise of common stock options ............................              2,978                   1
                                                                                        ---------           ---------
              Net cash provided by (used in) financing activities ............            148,088                 (64)
                                                                                        ---------           ---------
Net increase (decrease) in cash and cash equivalents .........................            125,912              (1,937)
Cash and cash equivalents, beginning of period ...............................             66,160               2,535
                                                                                        ---------           ---------
Cash and cash equivalents, end of period .....................................          $ 192,072           $     598
                                                                                        =========           =========

Supplemental cash flow information:
   Cash paid for interest ....................................................          $      31           $     148
                                                                                        =========           =========


        The accompanying notes are an integral part of these statements.

BLUESTONE SOFTWARE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Company and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of results for the interim periods presented. These financial statements and notes included herein should be read in conjunction with the Company's audited financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2000.

NOTE 2.  NET LOSS PER SHARE

         The Company follows SFAS No. 128, "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities like stock options, which would result in the issuance of additional shares of common stock. For the three months ended March 31, 2000 and 1999, diluted EPS is equal to basic EPS as all common stock equivalents were anti-dilutive for all periods presented.

NOTE 3.  ACCRUED EXPENSES

         Accrued expenses at March 31, 2000 includes $1,546,000 in accrued wages and $2,142,000 in accrued payroll taxes. Accrued expenses at December 31, 1999 includes $892,000 in accrued wages and $628,000 in accrued payroll taxes.

NOTE 4.  PUBLIC OFFERING

         On February 22, 2000, the Company completed a public offering of 3,500,000 shares of its common stock. Of the 3,500,000 total shares offered, 1,750,000 shares were offered by the Company and 1,750,000 shares were offered by certain selling stockholders. The Company received proceeds of $146.0 million, net of underwriting discounts and offering expenses.

NOTE 5.  RECENT PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. Management believes the Company operates in one business segment, therefore, the adoption of SFAS No. 131 had no impact on the financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our audited Financial Statements and Notes thereto for the year ended December

31, 1999 included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 15, 2000.

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

OVERVIEW

         We are a leading provider of software for enterprise interaction management, which enables businesses to extend information over the World Wide Web in a controlled manner and to support high volumes of users and interactions. Our flagship product, Sapphire/Web, is a framework for JAVA Web application servers and is currently in Release 7. In 1998, we decided to focus on internally developed software products and curtail the licensing and services related to third party products. Beginning in March 1998, we increased our sales and marketing efforts and hired new management. We hired a significant number of sales personnel throughout the country in order to develop a nationwide presence and generate increased revenue. The positioning and feature set of the Sapphire/Web product was shifted from a low-cost development tool to an enterprise-wide software solution for Internet applications. For the year ended December 31, 1998, the Sapphire/Web products and related services generated approximately $7.0 million in revenues, while third party products and related services contributed approximately $1.1 million. In January 1999, we released Bluestone XML-Server, which represents a new generation of specialized Web application server focused on Internet commerce. In December 1999, we released Bluestone Total-e-Business, an e-business platform that provides the infrastructure, integration, content management, personalization and e-commerce components that companies utilize to conduct their businesses on the Internet. In May 2000, Release 7 of Sapphire/Web was made generally available.

         We generate revenue from two principal sources: license fees for our software products and professional services and support revenue derived from consulting, training and maintenance services related to our software products. During the three months ended March 31, 2000, one software license customer and one services customer individually accounted for greater than 10% of our total revenues. Our top 10 customers represented 77% of total revenues during the three months ended March 31, 2000. In the future, we expect to continue to have individual customers account for a significant portion of our revenues during a given period.

         SOFTWARE LICENSE FEES. Typically, our end-user customers pay an up-front, one-time fee for a perpetual license of our software. The amount of the fee is generally based on the number of developer seats and server interactions. Pricing models based on enterprise-wide deployment or the number of processors are also available. We also sell annual and multi-year licenses to independent software vendors that allow for the integration of our products into their software. We generally require a written license contract that typically provides for payment within 30-90 days of contract signing. Certain multi-year license contracts contain payment terms that extend beyond one year. Pursuant to the American Institute of Certified Public Accountants' Statement of Position 97-2, any amounts due under contract beyond one year are not deemed to be fixed or determinable and therefore are deferred and recognized as revenue when the payments become due.

         Prior to 1998, software licenses were principally the result of direct sales to end-users. Beginning in 1998, we began to focus on channel sales and marketing. This has resulted in significant sales of products through independent software vendors, resellers and systems integrators. We believe that these alliances have increased our exposure in the marketplace. Furthermore, we have experienced, and expect to continue to experience, significant variation in the size of individual licensing transactions, ranging from small sales of perpetual developer licenses to large, multi-year licensing arrangements with independent software vendors.

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

         SERVICES REVENUE. Services revenue consists principally of revenue derived from consulting services provided to customers during implementation and integration of our software products, training of customers' employees and fees for ongoing maintenance, which consists of customer technical support services and unspecified product upgrades/enhancements on a when-and-if-available basis. Consulting and training services are typically delivered on a time and material basis. We recognize services revenue as the services are performed. Maintenance revenue is generally invoiced in advance and is recognized ratably over the term of the maintenance agreement, which is generally 12 months.

         COST OF SOFTWARE LICENSE FEES. Cost of software license fees consists of the costs associated with the purchase of product CDs and related documentation and duplication costs. Cost of licenses also includes the cost of third-party software products embedded in our product offerings.

         COST OF SERVICES. Cost of services consist primarily of salary and benefit costs of our consulting, support and training organizations, as well as the costs of outside consultants engaged to meet customer demand, and are expensed when incurred.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

SOFTWARE LICENSE FEES

         License fees were $5.0 million and $2.3 million for the three months ended March 31, 2000 and 1999, respectively. This increase of 121.6% was primarily due to an increased presence in the market, as well as an increase in the number of licenses with independent software vendors, which has increased the amount of license revenue per customer during the first quarter of 2000 versus the same period in 1999.

SERVICES REVENUE

         Services revenue was $2.3 million and $1.0 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 122.5%. Services revenue increased between the two periods primarily due to two large consulting engagements performed during the first quarter of 2000.

GROSS MARGIN-LICENSE FEES

         Our license fee gross margin decreased to 95.8% for the three months ended March 31, 2000 from 97.5% for the same period in 1999. This decrease was primarily due to an increase in the cost of third-party software products embedded in our product offerings.

GROSS MARGIN-SERVICES REVENUE

         Our services gross margin improved to (21.6)% for the three months ended March 31, 2000 from (31.2)% for the same period in 1999. Our services gross margin remained negative in 2000 primarily due to the hiring and training of additional internal personnel and external consultants to support our growing installed base of customers and anticipated increases in future revenues, as well as the training of our existing internal and external consultants on our Total-e-Business products. Based on our current business plan, we believe that our services margin will remain negative for the next several quarters as we continue to add additional personnel. We anticipate that our services margin will improve and will be approaching a breakeven point during the fourth quarter of 2000.

SALES AND MARKETING

         Sales and marketing expenses were $7.4 million and $2.8 million for the three months ended March 31, 2000 and 1999, respectively, an increase of 162.6%. Of this increase, $1.4 million was due to increases in payroll and related costs, $290,000 in recruiting costs and $380,000 in travel costs as a result of the growth in the number of sales personnel, $184,000 in rent expense due to the expansion of our sales offices throughout the United States and Europe, $665,000 was due to increased trade show, direct mail and public relations expenses, and $430,000 was due to increased commissions expense as a result of higher sales volume. We also incurred increases in variable marketing expenses due to increased printing and promotional items, professional fees and advertising in order to increase market awareness and gain market acceptance of our products. We have increased our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the three months ended March 31, 2000 was 94 compared to 51 for the three months ended March 31, 1999. These costs as a percentage of revenue were 102.1% and 86.2% for the three months ended March
31, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

         Product development expenses were $1.6 million and $904,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of 77.4%. These dollar increases were associated with the development and enhancement of our Sapphire/Web, XML and Bluestone Total-e-Business products and were primarily due to an increase in payroll and related costs of $480,000. Average development headcount for the three months ended March 31, 2000 and 1999 was 44 and 27, respectively. We believe that our product development investment is essential for us to maintain our market and technological competitiveness. These costs as a percentage of revenue were 22.1% and 27.6% for the three months ended March 31, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1.6 million and $635,000 for the three months ended March 31, 2000 and 1999, respectively, an increase of 158.9%. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. The average number of general and administrative employees for the three months ended March 31, 2000 was 37 compared to 28 for the three months ended March 31, 1999. General and administrative expenses as a percentage of revenue were 22.6% and 19.4% for the three months ended March 31, 2000 and 1999, respectively.

AMORTIZATION OF STOCK-BASED COMPENSATION

         Amortization of stock-based compensation was $85,000 and zero for the three months ended March 31, 2000 and 1999, respectively.
Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes relative to the hiring of key employees and directors during the second quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of March 31, 2000, we had an aggregate of $1.0 million of deferred compensation to be amortized through June 30, 2003.

INTEREST INCOME (EXPENSE), NET

         Net interest income was $1.7 million for the three months ended March 31, 2000 and net interest expense was $48,000 for the three months ended March 31, 1999. The additional interest income was due to interest earned on a higher cash balance during the first quarter of 2000 as compared to the first quarter of 1999 resulting from $54.8 million of net proceeds generated from our initial public offering of common stock in September 1999 and $146.0 million of net proceeds generated from our follow-on public offering in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In February 2000, we completed our secondary public offering of shares of our common stock. Of the 3,500,000 total shares offered, 1,750,000 shares were offered by the Company and 1,750,000 shares were offered by certain selling stockholders. We realized net proceeds from the offering of $146.0 million. In September 1999, we completed our initial public offering of 4,000,000 shares of our common stock, realizing net proceeds of $54.8 million. Prior to these offerings, we financed our operations and met our capital expenditure requirements primarily through sales of preferred stock, bank loans, equipment loans and funds generated from operations. From April 1997 through May 1999, we raised approximately $41.6 million of venture capital funding in order to expand the sales and marketing and product development efforts of the business. As of March 31, 2000 our primary sources of liquidity consisted of cash and cash equivalents and short term marketable securities totaling approximately $212.0 million and available borrowings under our two revolving lines of credit which are secured by substantially all of our assets. As of March 31, 2000, we had a total of $2.0 million of available borrowings under both the $3.0 million and $500,000 revolving lines of credit. We did not have an outstanding balance on either line of credit. Borrowings under the $3.0 million revolving line of credit are subject to a borrowing base of 80% of eligible domestic accounts receivable and borrowings under the $500,000 revolving line of credit are subject to a borrowing base of 90% of eligible foreign accounts receivable. Interest is payable monthly at a rate of prime plus .50% on both lines of credit.

         Net cash used in operating activities was $2.1 and $1.8 million for the three months ended March 31, 2000 and 1999. Included in net loss for the three months ended March 31, 2000 were non-cash items as follows: depreciation of $238,000, provision for doubtful accounts of $271,000 and charges of $85,000 to operating expense for the issuance of options to purchase common stock that were issued at an exercise price below fair market value. The cash used in operating activities in the first quarter of 2000 was attributable primarily to net losses of $4.8 million, offset by the above non-cash items and changes in operating assets and liabilities. The cash used in operating activities for the three months ended March 31, 1999 was attributable primarily to net losses of $2.5 million offset by depreciation expense of $153,000 and provisions for doubtful accounts of $26,000.

         Net cash used in investing activities was $20.1 million and $34,000 for the three months ended March 31, 2000 and 1999. The cash used in investing activities for the three months ended March 31, 2000 related primarily to the purchase of short term marketable securities, as well as the purchase of fixed assets of $602,000. The cash used in investing activities for the three months ended March 31, 1999 related to purchases of computers and software for internal use.

         Net cash provided by financing activities was $148.1 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, net proceeds of $146.0 million was provided from the public offering of shares of our common stock. Additionally, we received proceeds of $3.0 million from the exercise of common stock options and made repayments of $851,000 of long-term debt. Net cash used in financing activities for the three months ended March 31, 1999 was $64,000. This was primarily due to repayments of long-term debt of $31,000 and net repayments to a related party of $34,000.

         We anticipate that we will continue to expand our sales operations throughout the U.S. and internationally within the next 12 months and, therefore, we expect to incur increases in our sales and marketing expenditures. We also expect to incur increases in our product development expenditures as we continue to enhance our product offerings. These expenditures will use large amounts of cash. However, we believe that our existing capital resources are sufficient to meet our capital requirements for at least the next 12 months.

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

WE HAVE HAD RECENT LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

         We have incurred significant net losses since 1996, including losses of approximately $11.6 million and $15.1 million for the years ended December 31,
1998 and 1999, respectively and $4.8 million for the three months ended March 31, 2000. Our losses have resulted in an accumulated deficit of approximately $39.7 million as of March 31, 2000. Any significant shortfall of revenues in relation to our expectations or any material delay of customer orders would have an immediate adverse effect on our business, operating results and financial condition. We may not be profitable in any future period. Our future operating results will depend on many factors, including:

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

WE DEPEND ON OUR SOFTWARE PRODUCTS AND IF THE MARKET FOR THESE PRODUCTS DOES NOT CONTINUE TO GROW, OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

         Software license revenues from our software products were $11.7 million or 74% of total revenues in 1999 and $5.0 million or 69% of total revenues in the first three months of 2000. We expect to continue to be dependent upon our software products in the future, and any factor adversely affecting the market for Web application server and e-business platform software in general, or our software in particular, would adversely affect our ability to generate revenues. The market for Web application server and e-business platform software is competitive, highly fragmented and characterized by rapid technological change. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products and product enhancements in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop our software products and enhance the brand awareness of our products. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products, our business could suffer.

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

OUR CUSTOMERS ARE CONCENTRATED AND THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

         Our top ten customers for the year ended December 31, 1999 and the three months ended March 31, 2000 in the aggregate accounted for approximately 56% and 77%, respectively, of our revenues. One customer accounted for more than 10% of our revenues for the year ended December 31, 1999 and two customers individually accounted for more than 10% of our revenues for the three months ended March 31, 2000. We expect that a small number of customers will continue to account for a substantial portion of revenues in any given quarter in the foreseeable future, although it is unusual for the same customer to account for a substantial amount of revenues in each of several quarters. As a result, our inability to secure major customers during a given period or the loss of any one major customer could cause our revenues to drop quickly and unexpectedly.

IF WE FAIL TO DEVELOP NEW PRODUCTS AND SERVICES IN THE FACE OF OUR INDUSTRY'S RAPIDLY EVOLVING TECHNOLOGY, OUR FUTURE RESULTS MAY BE ADVERSELY AFFECTED.

         Due to the recent emergence of the Internet and the Web as a forum for conducting business, the market for Web application server systems and e-business platforms in which we participate is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. Our growth and future operating results will depend in part upon our ability to enhance existing applications and develop and introduce new applications or components that:

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

OUR STOCK PRICE MAY FLUCTUATE WIDELY.

         Prior to our initial public offering in September 1999, there was no public market for our common stock. Since then, the market price of our common stock has fluctuated, and it may continue to fluctuate substantially, due to:

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

THE DEVELOPMENT OF INTERNATIONAL OPERATIONS WILL CAUSE US TO FACE ADDITIONAL RISKS.

         In the first quarter of 2000, we established a U.K. subsidiary and opened a branch office in London, England. We expect to continue to expand our international operations and international sales and marketing efforts and anticipate opening a regional sales and support offices in Asia Pacific by year end. We have limited experience in marketing, selling and distributing our products and services internationally. International operations, including operations in those regions that we are targeting, are subject to the following risks:

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

THE LENGTHY AND VARIABLE SALES CYCLES OF OUR SOFTWARE PRODUCTS COULD CAUSE SIGNIFICANT FLUCTUATION IN OUR QUARTERLY RESULTS.

         Our software products are generally used for mission-critical or enterprise-wide purposes and involve a significant commitment of resources by our customers. A customer's decision to license our software generally involves the evaluation of the available alternatives by a significant number of personnel in various functional and geographic areas, each often having specific and conflicting requirements. Accordingly, we typically must expend substantial resources educating prospective customers about the value of our software solutions. For these reasons, the length of time between the date of initial contact with the potential customer and the execution of a software license agreement typically ranges from three to six months, and is subject to delays over which we have little or no control. As a result, our ability to forecast the timing and amount of specific sales is limited and the delay or failure to complete one or more large license transactions could cause our operating results to vary significantly from quarter to quarter.

THE FAILURE TO IMPLEMENT SUCCESSFULLY OUR SOFTWARE PRODUCTS COULD RESULT IN DISSATISFIED CUSTOMERS AND DECREASED SALES.

         Implementation of our software products often involves a significant commitment of financial and other resources by our customers. The customer's implementation cycle can be lengthy due to the size and complexity of their systems and operations. In addition, our customers rely heavily on third party systems integrators to assist them with the installation of our software. Our failure or the failure of our alliance partners, our customers or our third party integrators to implement successfully our software could result in dissatisfied customers which could adversely affect our reputation.

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

CAPACITY RESTRICTIONS COULD REDUCE THE DEMAND AND UTILITY OF OUR PRODUCTS.

         Concurrency restrictions can limit Internet deployment and use capacity. The boundaries of our Sapphire/Web software, Bluestone XML server and Bluestone Total-e-Business capacity, in terms of numbers of concurrent users or interactions, are unknown because, to date, no customer or testing environment has reached these boundaries. These boundaries may, at some future time, be reached and, when reached, may be insufficient to enable our customers to achieve their desired levels of information deployment and exchange. We may lose customers or fail to gain new customers if any of our products' capacity boundary limits the ability of our customers to achieve expected levels of information deployment and exchange or Internet commerce transactions.

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

OUR FAILURE TO OBTAIN OR MAINTAIN THIRD PARTY LICENSES COULD HARM OUR BUSINESS.

         We have in the past resold, and may in the future resell, under license, certain third party software that enables our software to interact with other software systems or databases. In addition, we license certain software technology used to develop our software. The loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified and licensed or compiled, which could adversely affect our business.

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

         Currently, our executive officers, directors and their affiliates beneficially own approximately 33% of the outstanding shares of common stock. As a result, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

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

         The holders of a significant amount of our common stock, as well as the holders of outstanding warrants, are entitled to registration rights with respect to their common stock or the common stock underlying their convertible securities. If these holders, by exercising their registration rights, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders pursuant to the exercise of their registration rights, these sales may have an adverse effect on our ability to raise needed capital.

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS.

         We have not experienced any material internal Year 2000 problems to date. While our software products are not time/date sensitive, many of the third party software applications run by our customers are time/date sensitive. We have not been advised and are not otherwise aware of any material Year 2000 problems experienced by our customers to date. We have, however, in the past resold third party software that may not be Year 2000 compliant. While we have not been made aware of any material Year 2000 problems relating to the hardware and software used by our customers in connection with our products to date, these problems may exist. Should any of these problems develop, they may have a material adverse effect on our business, operating results and financial condition. In addition, we utilize software, computer technology and other services internally developed and provided by third party vendors that may have Year 2000 issues. Although we have not experienced any of these problems to date, the failure of our internal computing systems or of systems provided by third party vendors to be Year 2000 compliant could materially adversely affect our business.

         Our costs related to Year 2000 compliance, which thus far have not been material could ultimately be significant if Year 2000 problems surface. In the event that we experience disruptions as a result of any Year 2000 problems, our business could be seriously harmed. Additionally our insurance coverage may not cover or be adequate to offset these and other business risks related to the Year 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Until the first quarter of 2000, we developed our products in the U.S. and have sold them primarily in North America. As a result, our financial results have not been affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the first quarter of 2000, we established a U.K. subsidiary, opened a branch office in London, England and generated an immaterial amount of revenue from that office, which was denominated in U.S. dollars. In the future, we expect to increase operations in that office and our international operations in general which could increase our exposure to these factors.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (d)  Use of Proceeds

         On September 23, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-82213) relating to our initial public offering of our common stock. We received net proceeds of approximately $54.8 million after deducting underwriting discounts and offering expenses. Although we cannot distinguish the net proceeds from our initial public offering from the net proceeds from our prior financing activities, the net proceeds of $146.0 million from our follow-on public offering in February 2000, or other cash on hand at September 30, 1999, we used $6.4 million in cash for operating activities since September 30, 1999 (approximately the date of closing of our initial public offering) and believe that approximately 67% of such amount was used for sales and marketing activities, 16% was used for product development and 16% was used for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On January 31, 2000, we conducted a special meeting of our stockholders to vote on the following items:

         1. The ratification and approval of our 1996 Incentive and Non-Qualified Stock Option Plan; and

         2. The approval of an amendment to our 1996 Incentive and Non-Qualified Stock Option Plan increasing the number of shares of common stock reserved for issuance from 3,290,328 to 6,750,000.

         Ratification of the 1996 Incentive and Non-Qualified Stock Option Plan was authorized by the following votes:

         12,626,093    FOR       1,785,437   AGAINST        1,856    ABSTAIN

         Approval of the amendment was authorized by the following votes:

         12,603,663    FOR       1,808,093   AGAINST        1,630    ABSTAIN

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                27.1 Financial Data Schedule (in electronic format only).

         (b)  Reports on Form 8-K:
                None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BLUESTONE SOFTWARE, INC.

                         Dated: May 15, 2000       By: /s/ S. Craig Huke
                                                   -----------------------------
                                                   S. Craig Huke
                                                   SENIOR VICE-PRESIDENT AND
                                                   CHIEF FINANCIAL OFFICER