Form 10-Q
period 2000-06-30
BLUESTONE SOFTWARE INC
filed 2000-08-14
CIK 1039242

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                                300 STEVENS DRIVE
                        PHILADELPHIA, PENNSYLVANIA 19113
          (Address of principal executive offices, including zip code)

                                 (610) 915-5000
              (Registrant's telephone number, including area code)

                                1000 BRIGGS ROAD
                             MOUNT LAUREL, NJ 08054

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

                             Yes /X/   No / /

As of July 31, 2000, there were 20,775,296 shares of the registrant's common stock outstanding.


================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION

 Item 1.   FINANCIAL STATEMENTS.

              Balance sheets as of June 30, 2000 (unaudited) and
              December 31, 1999.

              Statements of operations (unaudited) for the three and six months ended June 30, 2000 and 1999.

              Statements of cash flows (unaudited) for the six months ended June 30, 2000 and 1999.

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

 Item 3.   DEFAULTS UPON SENIOR SECURITIES.

 Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 Item 5.   OTHER INFORMATION.

 Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURE

     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            BLUESTONE SOFTWARE, INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                     JUNE 30,       DECEMBER 31,
                                                       2000            1999
                                                    ---------       ---------
                                                   (unaudited)

ASSETS
Current assets:

  Cash and cash equivalents ..................      $ 145,289       $  66,160
  Marketable securities ......................         55,997              --
  Accounts receivable, net ...................          9,451           4,079
  Prepaid expenses and other .................          1,985           1,043
Total current assets .........................        212,722          71,282
Property and equipment, net ..................          3,130           2,495
Other assets .................................          1,176             363
                                                    ---------       ---------
                                                    $ 217,028       $  74,140
                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Current portion of long-term debt .........      $       3       $     429
   Accounts payable ..........................          2,346           2,259
   Accrued expenses ..........................          4,869           3,083
   Deferred revenues .........................          3,702           1,966

Total current liabilities ....................         10,920           7,737
                                                    ---------       ---------
Long-term debt ...............................             --             439

Stockholders' equity (deficit):
   Common stock ..............................             20              18
   Common stock warrants .....................          1,205           1,205
   Deferred stock-based compensation .........           (964)         (1,133)
   Additional paid-in capital ................        249,864         100,790
   Accumulated deficit .......................        (44,017)        (34,916)
                                                    ---------       ---------

Total stockholders' equity (deficit) .........        206,108          65,964
                                                    ---------       ---------

                                                    $ 217,028       $  74,140
                                                    =========       =========

        The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.
                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                     -----------------------       -----------------------
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
Net revenues:
   Software license fees ......................      $  7,188       $  2,470       $ 12,190       $  4,727
   Services ...................................         2,193            845          4,462          1,865
                                                     --------       --------       --------       --------
    Total net revenues ........................         9,381          3,315         16,652          6,592

Cost of revenues:
   Software license fees ......................           293             99            502            156
   Services ...................................         2,633          1,129          5,393          2,467
                                                     --------       --------       --------       --------
      Total cost of revenues ..................         2,926          1,228          5,895          2,623
                                                     --------       --------       --------       --------
   Gross profit ...............................         6,455          2,087         10,757          3,969

Operating expenses:
   Sales and marketing ........................         9,748          3,360         17,172          6,185
   Product development ........................         2,248            964          3,853          1,869
   General and administrative .................         1,839          1,489          3,482          2,124
   Amortization of stock-based compensation ...            85            112            170            112
                                                     --------       --------       --------       --------
     Total operating expenses .................        13,920          5,925         24,677         10,290
                                                     --------       --------       --------       --------

   Operating loss .............................        (7,465)        (3,838)       (13,921)        (6,321)

Interest income (expense), net ................         3,117         (1,100)         4,819         (1,148)
Net loss ......................................        (4,348)        (4,938)        (9,102)        (7,469)
Accretion of preferred stock redemption value .            --           (515)            --           (779)
                                                     --------       --------       --------       --------
Net loss available to common stockholders .....      $ (4,348)      $ (5,453)      $ (9,102)      $ (8,247)
                                                     ========       ========       ========       ========
Basic and diluted net loss per share:
  Net loss ....................................      $  (0.21)      $  (1.76)      $  (0.46)      $  (2.65)
  Accretion of preferred stock redemption value            --          (0.18)            --          (0.28)
                                                     --------       --------       --------       --------
                                                     $  (0.21)      $  (1.94)      $  (0.46)      $  (2.93)
                                                     ========       ========       ========       ========
   Shares used in computing net loss per share         20,427          2,815         19,776          2,815
                                                     ========       ========       ========       ========


         The accompanying notes are an integral part of these statements.

                            BLUESTONE SOFTWARE, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                    -------------------------
                                                                                      2000            1999
                                                                                    ---------       ---------
Operating activities:
   Net loss ..................................................................      $  (9,102)      $  (7,469)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization .........................................            444             305
       Accrued interest on subordinated notes ................................             --             (57)
       Provision for doubtful accounts .......................................            331             140
       Amortization of stock-based compensation ..............................            169             112
       Issuance of Bridge loan warrants ......................................             --           1,100
       Issuance of common stock options to non-employees .....................             --             191
       Changes in operating assets and liabilities
          Accounts receivable ................................................         (5,702)            410
          Prepaid expenses and other assets ..................................         (1,756)            (58)
          Accounts payable and accrued expenses ..............................          1,931           2,033
          Deferred revenues ..................................................          1,736          (1,446)
                                                                                    ---------       ---------
              Net cash used in operating activities ..........................        (11,949)         (4,739)
                                                                                    ---------       ---------

Investing activities:
   Purchases of property and equipment .......................................         (1,079)           (164)
   Net purchases of marketable securities ....................................        (55,996)             --
                                                                                    ---------       ---------
               Net cash used in investing activities .........................        (57,075)           (164)
                                                                                    ---------       ---------

Financing activities:
   Repayments of long-term debt ..............................................           (865)           (142)
   Proceeds from issuance of preferred stock, net ............................                         23,060
   Issuance of common stock, net of offering expenses ........................        145,837              --
   Net repayments to related party ...........................................            (58)           (160)
   Net proceeds from line of credit ..........................................             --             198
   Proceeds from exercise of common stock options ............................          3,239              12
                                                                                    ---------       ---------
              Net cash provided by financing activities ......................        148,153          22,968
                                                                                    ---------       ---------
Net increase in cash and cash equivalents ....................................         79,129          18,065
Cash and cash equivalents, beginning of period ...............................         66,160           2,534
                                                                                    ---------       ---------
Cash and cash equivalents, end of period .....................................      $ 145,289       $  20,600
                                                                                    =========       =========
Supplemental cash flow information:
   Cash paid for interest ....................................................      $      48       $     205
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

     NOTE 2. NET LOSS PER SHARE

     The Company follows SFAS No. 128, "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities like stock options, which would result in the issuance of additional shares of common stock. For the six months ended June 30, 1999 and 2000, diluted EPS is equal to basic EPS as all common stock equivalents were anti-dilutive for all periods presented.

     NOTE 3. ACCRUED EXPENSES

     Accrued expenses at June 30, 2000 includes $1.4 million in accrued wages and $301,000 in accrued payroll taxes. Accrued expenses at December 31, 1999 includes $892,000 in accrued wages and $628,000 in accrued payroll taxes.

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

     NOTE 6. SUBSEQUENT EVENT

     On July 3, 2000, the Company acquired all of the outstanding share capital of Arjuna Solutions Limited, a U.K. limited company based in Newcastle and London, England. Arjuna Solutions is a leading center of expertise in standards-based, distributed transactional and workflow software, and the developers of a 100% Pure Java transactioning system. Initial acquisition consideration consisted of $3.3 million and 277,803 shares of common stock. Additional consideration is payable upon the completion by Arjuna Solutions of certain products on or before February 1, 2001 and will consist of $375,000 and 82,725 shares of common stock. The acquisition is being accounted for as a purchase.

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

OVERVIEW

     We are a leading provider of software for enterprise interaction management, which enables businesses to extend information over the World Wide Web in a controlled manner and to support high volumes of users and interactions. Our flagship product, Sapphire/Web, which has evolved into our Total-e-Server product, is a framework for JAVA Web application servers and is currently in Release 7.1. In 1998, we decided to focus on internally developed software products and curtail the licensing and services related to third party products. Beginning in March 1998, we increased our sales and marketing efforts and hired new management. We hired a significant number of sales personnel throughout the country in order to develop a nationwide presence and generate increased revenue. The positioning and feature set of the Sapphire/Web product was shifted from a low-cost development tool to an enterprise-wide software solution for Internet applications. For the year ended December 31, 1998, the Sapphire/Web products and related services generated approximately $7.0 million in revenues, while third party products and related services contributed approximately $1.1 million. In January 1999, we released Bluestone XML-Server, which represented a new generation of specialized Web application server focused on Internet commerce. In December 1999, we released Bluestone Total-e-Business, an e-business platform that provides the infrastructure, integration, content management, personalization and e-commerce components that companies utilize to conduct their businesses on the Internet. In June 2000, we released our Total-e-B2B, Total-e-B2C, Total-e-Wireless and Total-e-Global products that are based on our Total-e-Business platform.

     We generate revenue from two principal sources: license fees for our software products and professional services and support revenue derived from consulting, training and maintenance services related to our software products. During the three months ended June 30, 2000 two of our customers individually accounted for greater than 10% of our total revenues. During the six months ended June 30, 2000, one customer accounted for greater than 10% of our total revenues. Our top 10 customers represented 55.3% of total revenues during the three months ended June 30, 2000 and 55.1% of total revenues during the six months ended June 30, 2000. In the future, we expect to continue to have individual customers account for a significant portion of our revenues during a given period.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

SOFTWARE LICENSE FEES

     License fees were $7.2 million and $2.5 million for the three months ended June 30, 2000 and 1999, respectively. This increase of 191.0% was primarily due to an increased presence in the market, as well as an increase in the number of licenses with independent software vendors, which has increased the amount of license revenue per customer during the second quarter of 2000 versus the same period in 1999.

SERVICES REVENUE

     Services revenue was $2.2 million and $845,000 for the three months ended June 30, 2000 and 1999, respectively, an increase of 159.5%. Services revenue increased between the two periods primarily due to two large consulting engagements that were performed and concluded during the second quarter of 2000.

GROSS MARGIN-LICENSE FEES

     Our license fee gross margin decreased to 95.9% for the three months ended June 30, 2000 from 96.0% for the same period in 1999. This change was not material.

GROSS MARGIN-SERVICES REVENUE

     Our services gross margin improved to (20.1)% for the three months ended June 30, 2000 from (33.6)% for the same period in 1999. Our services gross margin remained negative in 2000 primarily due to the hiring and training of additional internal personnel and external consultants to support our growing installed base of customers and anticipated increases in future revenues, as well as the training of our existing internal and external consultants on our Total-e-Business products. Based on our current business plan, we believe that our services gross margin will remain negative for the next two quarters as we continue to add additional personnel. We anticipate that our services gross margin will improve and will be approaching a breakeven point towards the end of the fourth quarter of 2000.

SALES AND MARKETING

     Sales and marketing expenses were $9.7 million and $3.4 million for the three months ended June 30, 2000 and 1999, respectively, an increase of 190.1%. Of this increase, $2.2 million was due to increases in payroll and related costs, $301,000 in recruiting costs and $624,000 in travel and entertainment costs as a result of the growth in the number of sales personnel, $676,000 in office and occupancy expense due to the expansion of our sales offices throughout the United States and Europe, $1.2 million was due to increased trade show, direct mail, advertising and public relations expenses, and $592,000 was due to increased commissions expense as a result of higher sales volume. We also incurred increases in variable marketing expenses due to increased printing and collateral and professional fees. We intend to continue to increase our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the three months ended June 30, 2000 was 119 compared to 64 for the three months ended June 30, 1999. These costs as a percentage of revenue were 103.9% and 101.4% for the three months ended June 30, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

     Product development expenses were $2.2 million and $964,000 for the three months ended June 30, 2000 and 1999, respectively, an increase of 133.2%. These increases were associated with the development and enhancement of our Bluestone Total-e-Business products and were due to an increase in payroll and related costs of $751,000 and an increase in sub-contract expense of $249,000 related to outside consultants involved in development projects. Average development headcount for the three months ended June 30, 2000 and 1999 was 55 and 29, respectively. We believe that our continued increases in product development investment are essential for us to maintain our market and technological competitiveness. These costs as a percentage of revenue were 24.0% and 29.1% for the three months ended June 30, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $1.8 million and $1.5 million for the three months ended June 30, 2000 and 1999, respectively, an increase of 23.5%. Of this increase $135,000 was due to increases in our insurance costs related to new directors and officers insurance, $108,000 was due to increases in public reporting costs and $49,000 was due to increase in sub-contracting expenses for temporary employees. General and administrative expenses as a percentage of revenue were 19.6% and 44.9% for the three months ended June 30, 2000 and 1999, respectively. We expect that our general administrative expenses will continue to increase as we continue to expand geographically and add personnel and administrative resources to support the growth of our business.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation was $85,000 and $112,000 for the three months ended June 30, 2000 and 1999, respectively. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes related to the hiring of key employees and directors during the second quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of June 30, 2000, we had an aggregate of $964,000 of deferred compensation to be amortized through June 30, 2003.

INTEREST INCOME (EXPENSE), NET

     Net interest income was $3.1 million for the three months ended June 30, 2000 and net interest expense was $1.1 million for the three months ended June 30, 1999. The additional interest income was due to interest earned on a higher cash balance during the second quarter of 2000 as compared to the second quarter of 1999 resulting from $54.8 million of net proceeds generated from our initial public offering of common stock in September 1999 and $146.0 million of net proceeds generated from our follow-on public offering in February 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

SOFTWARE LICENSE FEES

     License fees were $12.2 million and $4.7 million for the six months ended June 30, 2000 and 1999, respectively. This increase of 157.9% was primarily due to an increased presence in the market, as well as an increase in the number of licenses with independent software vendors, which has increased the amount of license revenue per customer during the first six months of 2000 versus the same period in 1999.

SERVICES REVENUE

     Services revenue was $4.5 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively, an increase of 139.2%. Services revenue increased between the two periods primarily due to two large consulting engagements performed during the first six months of 2000, as well as an increase in maintenance revenues due to a larger base of installed software.

GROSS MARGIN-LICENSE FEES

     Our license fee gross margin decreased to 95.9% for the six months ended June 30, 2000 from 96.7% for the same period in 1999. This decrease was primarily due to an increase in the cost of third-party software products embedded in our product offerings.

GROSS MARGIN-SERVICES REVENUE

     Our services gross margin improved to (20.9)% for the six months ended June 30, 2000 from (32.3)% for the same period in 1999. Our services gross margin remained negative in 2000 primarily due to the hiring and training of additional internal personnel and external consultants to support our growing installed base of customers and anticipated increases in future revenues, as well as the training of our existing internal and external consultants on our Total-e-Business products. Based on our current business plan, we believe that our gross services margin will remain negative for the next two quarters as we continue to add additional personnel. We anticipate that our services gross margin will improve and will be approaching a breakeven point towards the end of the fourth quarter of 2000.

SALES AND MARKETING

     Sales and marketing expenses were $17.2 million and $6.2 million for the six months ended June 30, 2000 and 1999, respectively, an increase of 177.6%. Of this increase, $3.5 million was due to increases in payroll and related costs, $550,000 in recruiting costs and $983,000 in travel and entertainment costs as a result of the growth in the number of sales personnel, $1.1 million in office and occupancy expense due to the expansion of our sales offices throughout the U.S. and Europe, $989,000 in sub-contractor's expense for the use of outside consultants, $1.9 million was due to increased trade show, direct mail, advertising and public relations expenses, and $1 million was due to increased commissions expense as a result of higher sales volume.
We also incurred increases in variable marketing expenses due to increased printing and collateral and professional fees in order to increase market awareness and gain market acceptance of our products. We intend to continue to increase our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the six months ended June 30, 2000 was 114 compared to 65 for the six months ended June 30, 1999. These costs as a percentage of revenue were 103.1% and 93.8% for the six months ended June 30, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

     Product development expenses were $3.9 million and $1.9 million for the six months ended June 30, 2000 and 1999, respectively, an increase of 106.2%. These increases were associated with the development and enhancement of our Bluestone Total-e-Business products and were due to an increase in payroll and related costs of $1.3 million and an increase in sub-contractor expense of $312,000 related to outside consultants involved in development projects. Average development headcount for the six months ended June 30, 2000 and 1999 was 50 and 28, respectively. We believe that our continued product development investment is essential for us to maintain our market and technological competitiveness. These costs as a percentage of revenue were 23.1% and 28.4% for the six months ended June 30, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3.5 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively, an increase of 63.9%. This increase was primarily due to payroll and related costs resulting from the addition of personnel to support the growth of our business as well as increased expenses for recruiting, travel, professional fees and insurance. The average number of general and administrative employees for the six months ended June 30, 2000 was 40 compared to 29 for the six months ended June 30, 1999. General and administrative expenses as a percentage of revenue were 20.9% and 32.2% for the six months ended June 30, 2000 and 1999, respectively.

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation was $170,000 and $112,000 for the six months ended June 30, 2000 and 1999, respectively. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes related to the hiring of key employees and directors during the second quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of June 30, 2000, we had an aggregate of $964,000 of deferred compensation to be amortized through June 30, 2003.

INTEREST INCOME (EXPENSE), NET

     Net interest income was $4.8 million for the six months ended June 30, 2000 and net interest expense was $1.1 million for the six months ended June 30, 1999. The net interest income was due to interest earned on a higher cash balance during the first six months of 2000 as compared to the first six months of 1999 resulting from $54.8 million of net proceeds generated from our initial public offering of common stock in September 1999 and $146.0 million of net proceeds generated from our follow-on public offering in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we completed our secondary public offering of shares of our common stock. Of the 3,500,000 total shares offered, 1,750,000 shares were offered by the Company and 1,750,000 shares were offered by certain selling stockholders. We realized net proceeds from the offering of $145.8 million. In September 1999, we completed our initial public offering of 4,000,000 shares of our common stock, realizing net proceeds of $54.8 million. Prior to these offerings, we financed our operations and met our capital expenditure requirements primarily through sales of preferred stock, bank loans, equipment loans and funds generated from operations. From April

1997 through May 1999, we raised approximately $41.6 million of venture capital funding in order to expand the sales and marketing and product development efforts of the business. As of June 30, 2000 our primary sources of liquidity consisted of cash, cash equivalents and short term marketable securities totaling approximately $201.3 million and available borrowings under our two revolving lines of credit which are secured by substantially all of our assets. As of June 30, 2000, we had a total of $2.0 million of available borrowings under both the $3.0 million and $500,000 revolving lines of credit. We did not have an outstanding balance on either line of credit. The reduced borrowing availability is due to several outstanding letters of credit. Borrowings under the $3.0 million revolving line of credit are subject to a borrowing base of 80% of eligible domestic accounts receivable and borrowings under the $500,000 revolving line of credit are subject to a borrowing base of 90% of eligible foreign accounts receivable. Interest is payable monthly at a rate of prime plus .5% on both lines of credit.

     Net cash used in operating activities was $11.9 and $4.7 million for the six months ended June 30, 2000 and 1999, respectively. The cash used in operating activities in the first six months of 2000 was attributable primarily to net losses of $9.1 million, offset by certain non-cash items and changes in operating assets and liabilities. The cash used in operating activities for the six months ended June 30, 1999 was attributable primarily to net losses of $7.5 million offset by certain non-cash items and increases in working capital items.

     Net cash used in investing activities was $57.1 million and $164,000 for the six months ended June 30, 2000 and 1999, respectively. The cash used in investing activities for the six months ended June 30, 2000 related primarily to the purchase of short term marketable securities, as well as the purchase of fixed assets of $1.1 million. The cash used in investing activities for the six months ended June 30, 1999 related to purchases of computers and software for internal use.

     Net cash provided by financing activities was $148.2 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, net proceeds of $145.8 million was provided from the public offering of shares of our common stock. Additionally, we received proceeds of $3.2 million from the exercise of common stock options and made repayments of $865,000 of long-term debt. Net cash provided by financing activities for the six months ended June 30, 1999 was $22.9 million. This was primarily due to the sale of 9,191,176 shares of series C preferred stock for net proceeds of $23.1 million, $1.35 million of which was comprised of the conversion of bridge financing incurred earlier in 1999.

     We anticipate that we will continue to expand our operations throughout the U.S. and internationally within the next 12 months and, therefore, we expect to continue to incur additional increases in our sales and marketing, product development and general and administrative expenditures to support our growth. These expenditures will use large amounts of cash. However, we believe that our existing capital resources are sufficient to meet our capital requirements for at least the next 12 months.

     On July 3, 2000, the Company acquired all of the outstanding share capital of Arjuna Solutions Limited, a U.K. limited company based in Newcastle and London, England. Initial acquisition consideration consisted of $3.3 million and 277,803 shares of common stock. Additional consideration is payable upon the completion by Arjuna Solutions of certain products on or before February 1, 2001 and will consist of $375,000 and 82,725 shares of common stock. The acquisition is being accounted for as a purchase.

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

WE HAVE HAD RECENT LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY DEPRESS OUR STOCK PRICE.

     We have incurred significant net losses since 1996, including losses of approximately $11.6 million and $15.1 million for the years ended December 31, 1998 and 1999, respectively and $9.1 million for the six months ended June 30, 2000. Our losses have resulted in an accumulated deficit of approximately $44.0 million as of June 30, 2000. Any significant shortfall of revenues in relation to our expectations or any material delay of customer orders would have an immediate adverse effect on our business, operating results and financial condition. Additionally, our planned acceleration of expenditures may have an adverse effect on our operating results. We may not be profitable in any future period and our net losses may increase in the next several quarters. Our future operating results will depend on many factors, including:

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

     Software license revenues from our software products were $11.7 million or 74% of total revenues in 1999 and $12.2 million or 73.2% of total revenues in the first six months of 2000. We expect to continue to be dependent upon our software products in the future, and any factor adversely affecting the market for Web application server and e-business platform software in general, or our software in particular, would adversely affect our ability to generate revenues. The market for Web application server and e-business platform software is competitive, highly fragmented and characterized by rapid technological change. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products and product enhancements in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop our software products and enhance the brand awareness of our products. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products, our business could suffer.

IF THE MARKET'S ACCEPTANCE AND ADOPTION OF JAVA AND XML SERVER TECHNOLOGIES DOES NOT CONTINUE, OUR FUTURE RESULTS MAY SUFFER.

     Our Total-e-Server product is 100% Pure JAVA. JAVA is a programming language developed by Sun Microsystems. Therefore, the continued acceptance of our products in the marketplace depends on JAVA's acceptance as a standard programming language. If Sun Microsystems were to make significant changes to the JAVA language or fail to correct defects and limitations in its products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable JAVA implementations either do not exist or are not available on commercially reasonable terms.

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

OUR CUSTOMERS ARE CONCENTRATED AND THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

     Our top ten customers for the year ended December 31, 1999 and the six months ended June 30, 2000 in the aggregate accounted for approximately 56% and 55.1%, respectively, of our revenues. One customer accounted for more than 10% of our revenues for the year ended December 31, 1999 and one customer accounted for more than 10% of our revenues for the six months ended June 30, 2000. We expect that a small number of customers will continue to account for a substantial portion of revenues in any given quarter in the foreseeable future, although it is unusual for the same customer to account for a substantial amount of revenues in each of several quarters. As a result, our inability to secure major customers during a given period or the loss of any one major customer could cause our revenues to drop quickly and unexpectedly.

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

     -    customers' budget constraints;

     - the level of sales and marketing, product development and general and administrative expenditures;

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

WE NEED TO MANAGE OUR GROWTH EFFECTIVELY OR WE MAY NOT SUCCEED.

     We are a growing company. Our ability to manage our growth will depend in large part on our ability to improve and expand our operational, sales and marketing capabilities which may require significant additional expenditures, to develop the management skills of our managers and supervisors, many of whom have been employed by us for a relatively short time, and to train, motivate and manage both our existing employees and the additional employees that may be required. Additionally, we may not adequately anticipate all of the demands that growth may impose on our systems, procedures and structure. Any failure to adequately anticipate and respond to these demands or manage our growth effectively would have a material adverse effect on our future prospects.

THE DEVELOPMENT OF INTERNATIONAL OPERATIONS WILL CAUSE US TO FACE ADDITIONAL RISKS.

     In the first quarter of 2000, we established a U.K. subsidiary and opened a branch office in London, England. In July 2000 we acquired Arjuna Solutions Limited, a U.K. limited company. We expect to continue to expand our international operations and international sales and marketing efforts and anticipate opening a regional sales and support offices in Asia Pacific by year end. We have limited experience in marketing, selling and distributing our products and services internationally. International operations, including operations in those regions that we are targeting, are subject to the following risks:

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

CAPACITY RESTRICTIONS COULD REDUCE THE DEMAND AND UTILITY OF OUR PRODUCTS.

     Concurrency restrictions can limit Internet deployment and use capacity. The boundaries of our Total-e-Server software, Bluestone XML server and Bluestone Total-e-Business capacity, in terms of numbers of concurrent users or interactions, are unknown because, to date, no customer or testing environment has reached these boundaries. These boundaries may, at some future time, be reached and, when reached, may be insufficient to enable our customers to achieve their desired levels of information deployment and exchange. We may lose customers or fail to gain new customers if any of our products' capacity boundary limits the ability of our customers to achieve expected levels of information deployment and exchange or Internet commerce transactions.

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

     Currently, our executive officers, directors and their affiliates own approximately 34% of the outstanding shares of common stock. As a result, these stockholders are able to control all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Until the first quarter of 2000, we developed our products in the U.S. and have sold them primarily in North America. As a result, our financial results have not been affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In the first six months of 2000, we established a U.K. subsidiary, opened a branch office in London, England and generated an immaterial amount of revenue from that office, which was denominated in U.S. dollars. In the future, we expect to increase operations in that office and our international operations in general which could increase our exposure to these factors.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (d)  Use of Proceeds

         On September 23, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-82213) relating to our initial public offering of our common stock. We received net proceeds of approximately $54.8 million after deducting underwriting discounts and offering expenses. Although we cannot distinguish the net proceeds from our initial public offering from the net proceeds from our prior financing activities, other cash on hand at September 30, 1999 or the net proceeds of $145.8 million from our follow-on public offering in February 2000, we used $16.2 million in cash for operating activities since September 30, 1999 (approximately the date of the closing of our initial public offering) and believe that approximately 69% of such amount was used for sales and marketing activities, 16% was used for product development and 15% was used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On April 20, 2000, we conducted our annual meeting of stockholders during which the following items were voted upon:

         1. Election of the Class I directors.

         2. The approval of our 2000 Employee Stock Purchase Plan.

         3. The ratification of the appointment of Arthur Andersen LLP as our independent accountants for 2000.

         The following nominees for Class I directors were re-elected, receiving the number of votes set opposite their names:

                NAME                   FOR                       WITHHELD

           P. Kevin Kilroy         16,266,983                    154,362

           Paul E. Blondin         16,272,239                    149,106

         Mel Baiada, Gregory Case, Andrew Filipowski and William Hulley constitute Class II and III directors whose terms continued after the annual meeting.

         Our 2000 Employee Stock Purchase Plan was approved by the following votes:

         16,085,142    FOR       185,863      AGAINST         11,377    ABSTAIN

         Ratification of the appointment of Arthur Andersen LLP as our independent accountants for 2000 was approved by the following votes:

         16,256,317    FOR        17,005      AGAINST          9,136    ABSTAIN

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

         10.1 Amendment to Sublease agreement between Bluestone Software, Inc. (as "Sublandlord") and Bluestone Consulting, Inc. (as "Subtenant") dated May 1, 2000.

         10.2 2000 Employee Stock Purchase Plan (incorporated herein by reference to Appendix B contained in Bluestone's proxy statement filed on March 24, 2000).

         27.1 Financial Data Schedule (in electronic format only).

         (b)  Reports on Form 8-K:

              None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BLUESTONE SOFTWARE, INC.

            Dated: August 14, 2000       By: /s/ S. Craig Huke
                                             ----------------------------
                                             S. Craig Huke
                                             Executive Vice President and
                                             Chief Financial Officer