Form 10-Q
period 2000-09-30
BLUESTONE SOFTWARE INC
filed 2000-11-14
CIK 1039242

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-26613

                         -----------------------------

                            BLUESTONE SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                           22-2964141
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)


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

                                 Yes /X/ No / /


     As of October 31, 2000, there were 20,825,126 shares of the registrant's common stock outstanding.

                                      INDEX

PART I.  FINANCIAL INFORMATION

     Item 1.   CONSOLIDATED FINANCIAL STATEMENTS.

               Consolidated balance sheets as of September 30, 2000 (unaudited) and December 31, 1999.

               Consolidated statements of operations (unaudited) for the three and nine months ended September 30, 2000 and 1999.

               Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2000 and 1999.

               Notes to consolidated financial statements.

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

     Item 3.   DEFAULTS UPON SENIOR SECURITIES.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Item 5.   OTHER INFORMATION.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

SIGNATURE

         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Bluestone Software, Inc.
                           Consolidated Balance Sheets
                                 (IN THOUSANDS)

                                             September 30,     December 31,
                                                 2000              1999
                                             -------------     ------------
                                              (unaudited)
ASSETS

Current assets:
     Cash and cash equvalents                   $149,084         $ 66,160
     Marketable securities                        37,677                0
     Accounts receivable, net                      9,576            4,079
     Prepaid expenses and other                    2,278            1,043
                                                --------         --------

Total current assets                             198,615           71,282

Investments in non marketable securities           6,043                0

Property, equipment, software, net                 3,477            2,495

Other assets, net                                  9,096              363
                                                --------         --------

Total assets                                    $217,231         $ 74,140
                                                ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt          $      0         $    429
     Accounts payable -- trade                     1,363            2,259
     Accrued expenses                              8,345            3,083
     Deferred revenue                              3,737            1,966
                                                --------         --------

Total current liabilities                         13,445            7,737

Long-term debt                                         0              439
                                                --------         --------

Stockholders' equity:
     Common stock                                     21               18
     Common stock warrants                         1,205            1,205
     Deferred stock-based compensation              (878)          (1,133)
     Additional paid-in capital                  257,227          100,790
     Accumulated deficit                         (53,789)         (34,916)
                                                --------         --------

Total stockholders' equity                       203,786           65,964

Total liabilities & stockholders' equity        $217,231         $ 74,140
                                                ========         ========

        The accompanying notes are an integral part of these statements.

                  Bluestone Software, Inc.
            Consolidated Statements of Operations
        (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                         (UNAUDITED)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                  ----------------------      ----------------------
                                                     2000         1999          2000          1999
                                                  --------      --------      --------      --------
Net revenues:
     Software license fees                        $  9,058      $  3,147      $ 21,249      $  7,874
     Services                                        2,544           856         7,006         2,721
                                                  --------      --------      --------      --------

     Total net revenues                             11,602         4,003        28,255        10,595

Cost of revenues:
     Software license fees                             243            54           746           210
     Services                                        2,827           945         8,220         3,412
                                                  --------      --------      --------      --------

     Total cost of revenues                          3,070           999         8,966         3,622
                                                  --------      --------      --------      --------

     Gross profit                                    8,532         3,004        19,289         6,973
                                                  --------      --------      --------      --------

Operating expenses:
     Sales and marketing                            12,725         4,515        29,898        10,701
     Product development                             3,316         1,219         7,169         3,087
     General and administrative                      2,542           989         6,024         3,113
     Write-off of acquired in-process
       research and development                      2,200             0         2,200             0
     Amortization of stock-based compensation           85            85           255           197
     Amortization expense                              534             0           534             0
                                                  --------      --------      --------      --------
     Total operating expenses                       21,402         6,808        46,080        17,098
                                                  --------      --------      --------      --------
     Operating loss                                (12,870)       (3,804)      (26,791)      (10,125)
Interest income (expense), net                       3,099           113         7,918        (1,035)
                                                  --------      --------      --------      --------
Net loss                                            (9,771)       (3,691)      (18,873)      (11,160)
Accretion of preferred stock redemption value            0          (857)            0        (1,636)
                                                  --------      --------      --------      --------
Net loss available to common shareholders         $ (9,771)     $ (4,548)     $(18,873)     $(12,796)
                                                  ========      ========      ========      ========

Basic and diluted net loss per share:
     Net loss                                     $  (0.47)     $  (0.93)     $  (0.94)     $  (3.48)

Accretion of preferred stock redemption value         --           (0.22)         --           (0.51)
                                                  --------      --------      --------      --------
                                                  $  (0.47)     $  (1.15)     $  (0.94)     $  (3.99)
                                                  ========      ========      ========      ========

Shares used in computing net loss per share         20,783         3,968        20,112         3,204
                                                  ========      ========      ========      ========


        The accompanying notes are an integral part of these statements.

                            Bluestone Software, Inc.
                     Consolidated Statements of Cash Flows
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         For the Nine Months Ended,
                                                                                September 30,
                                                                         --------------------------
                                                                            2000            1999
                                                                         ---------       ----------
Operating Activities:
    Net Loss                                                             ($ 18,873)      ($ 11,160)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                          1,278             447
      Write-off of acquired in-process research and development              2,200               0
      Provision for doubtful accounts                                          571             206
      Amortization of stock-based compensation                                 255             197
      Issuance of Bridge loan warrants                                           0           1,100
      Issuance of common stock options to non-employees                          0             191
      Changes in operating assets and liabilities:
        Accounts receivable                                                 (5,987)           (794)
        Prepaid expenses and other assets                                   (1,904)           (190)
        Accounts payable and accrued expenses                                4,172           3,077
        Deferred revenues                                                    1,771          (1,731)
                                                                         ---------       ---------

    Net cash used in operating activities                                  (16,517)         (8,657)
                                                                         ---------       ---------

Investing Activities:
    Purchases of property and equipment                                     (1,696)           (404)
    Net purchases of marketable securities                                 (37,677)              0
    Arjuna acquisition costs, net                                           (3,613)              0
    Purchase of non marketable securities                                   (6,000)              0
                                                                         ---------       ---------

    Net cash used in investing activities                                  (48,986)           (404)
                                                                         ---------       ---------

Financing activities:
    Repayments of long-term debt                                              (868)           (253)
    Proceeds from issuance of preferred stock, net                               0          23,060
    Issuance of common stock, net                                          145,837          54,816
    Net repayments to related party                                            (74)           (161)
    Net proceeds from line of credit                                             0              39
    Proceeds from exercise of common stock options                           3,532             222
                                                                         ---------       ---------

    Net cash provided by financing activities                              148,427          77,723
                                                                         ---------       ---------

    Net increase in cash and cash equivalents                               82,924          68,662
    Cash and cash equivalents, beginning of period                          66,160           2,535
                                                                         ---------       ---------

    Cash and cash equivalents, end of period                             $ 149,084       $  71,197
                                                                         =========       =========

Supplemental cash flow information:
    Cash paid for interest                                               $      63       $     773
Non-cash investing and financing activities:
    Conversion of related party subordinated note to common stock        $       0       $     500
    Conversion of preferred stock and all accrued dividends thereon
      to common stock                                                    $       0       $  41,310

        The accompanying notes are an integral part of these statements.

BLUESTONE SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     NOTE 2. NET LOSS PER SHARE

     The Company follows SFAS No. 128, "Earnings Per Share," which requires a dual presentation of "basic" and "diluted" earnings per share ("EPS") on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted EPS includes the dilutive effect, if any, from the potential exercise or conversion of securities like stock options, which would result in the issuance of additional shares of common stock. For the three and nine months ended September 30, 1999 and 2000, diluted EPS is equal to basic EPS as all common stock equivalents were anti-dilutive for all periods presented.

    NOTE 3. INVESTMENTS IN NON MARKETABLE SECURITIES

     Investments as of September 30, 2000 includes the purchase of 1,000,000 shares of Series B Preferred Stock of S2 Systems, Inc., a strategic partner and customer of Bluestone for $6.0 million. Bluestone received revenues of $4.4 million from S2 Systems, Inc. during the nine months ending September 30, 2000.

     NOTE 4. ACCRUED EXPENSES

     Accrued expenses at September 30, 2000 includes $3.9 million in accrued wages and $499,000 in accrued payroll taxes. Accrued expenses at December 31, 1999 includes $892,000 in accrued wages and $628,000 in accrued payroll taxes.

     NOTE 5. PUBLIC OFFERING

     On February 22, 2000, the Company completed a public offering of 3,500,000 shares of its common stock. Of the 3,500,000 total shares offered, 1,750,000 shares were offered by the Company and 1,750,000 shares were offered by certain selling stockholders. The Company received proceeds of $145.8 million, net of underwriting discounts and offering expenses.

     NOTE 6. RECENT PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative and hedging activities. Under the adoption of SFAS No. 133 all derivatives are required to be recognized in the balance sheet as either assets or liabilities and measured at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment for FASB Statement No. 133," deferring the effective date for implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 will not have an impact on its financial position and results of operations as the Company has not currently entered into any such instruments or hedging activities.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Compliance with SAB No. 101 is required no later than the fourth quarter of the fiscal years beginning after December 15, 1999. The Company has determined that its revenue recognition policies are in accordance with SAB No. 101.

     NOTE 7. ARJUNA ACQUISITION

     On July 3, 2000, the Company acquired all of the outstanding share capital of Arjuna Solutions Limited, a development stage software company based in Newcastle and London, England. Initial acquisition consideration consisted of cash of

$3.6 million including approximately $247,000 of acquisition costs, and 277,803 shares of the company's common stock. Additional contingent consideration is payable upon the completion of certain products by Arjuna on or before February 1, 2001 or waiver of such delivery conditions and will consist of approximately $375,000 of cash and 82,725 shares of common stock.

     The acquisition was accounted for under the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and the liabilities assumed, based on their fair market values at the acquisition date. The excess of the purchase price over the estimated fair market value of the net tangible assets acquired was assigned to identifiable intangibles and in-process research and development. The Company assigned $2.2 million to in-process research and development based on an independent appraisal and such amount was charged to operations in the accompanying statement of operations during the three months ended September 30, 2000. The Company also recorded goodwill of $8.5 million, which is being amortized on a straight-line basis over four years. Pro-forma financial information has not been provided as it is not materially different than Bluestone historical financial information.

     IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of Arjuna, the Company allocated $2.2 million of the purchase price to in-process research and development projects. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

     At the acquisition date, Arjuna was conducting design, development, engineering and testing activities associated with the completion of java-based wireless transaction platform, as well as new application technologies. The projects under development at the valuation date represent innovative technologies that are expected to address emerging market demands for wireless transaction services.

     At the acquisition date, the technologies under development were 75 to 85 percent complete based on engineering man-month data and technological process. Arjuna had spent approximately $500,000 on the in-process projects and expected to spend approximately $1.8 million to compete all phases of the R&D. Anticipated completion dates ranged from 3 to 9 months, at which times the Company expects to begin benefiting from developed technologies.

     In making its purchase price allocation, management considered present value calculations of income, an analysis of project accomplishments and remaining outstanding items, an assessment of overall contributions, as well as project risks. The value assigned to purchased in-process technology was determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new products introduction by the Company and its competitors. Projected expenses were based on management's estimates of cost of sales, operating expenses, and income taxes from such projects.

     Aggregate revenues from the Arjuna development products were estimated to grow at a compounded annual growth rate of approximately 36 percent for the three years following the introduction, assuming the successful completion and market acceptance of the major R&D programs. The estimated revenues for the in-process projects were expected to peak within three or four years of acquisition and then decline sharply as other new products and technologies are expected to enter the market.

    The rates utilized to discount the net cash flows to their present values were based on estimated cost of capital calculations. Due to the risks associated with the projected cash flow forecast, a discount rate of 25 percent was considered appropriate for the in-process R&D. The selected rate is higher than the Company's overall weighted average cost of capital due to the inherent uncertainties surrounding the successful development of the purchased in-process technology, the useful life of such technology, and the uncertainty of technological advances that are unknown at this time.

     If these projects are not successfully developed, the sales and profitability of the combines company may be adversely affected in future periods. Additionally, the value of other acquired intangible asset may become impaired.

     NOTE 8. SALE TO HEWLETT-PACKARD COMPANY SUBSEQUENT TO SEPTEMBER 30, 2000

     On October 24, 2000, the Company and Hewlett-Packard Company, reached a definitive agreement under which Hewlett-Packard Company will acquire the Company in a stock-for-stock transaction. Under the terms of the agreement, the Company's stockholders will receive 0.4866 of Hewlett-Packard Company common stock (after giving effect to a 2 for 1 stock split, in the form of a stock dividend, of Hewlett-Packard Company shares effective October 27, 2000) for each share of the Company's common stock. The completion of the transaction is subject to closing conditions and the approval of the Company's stockholders.

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

OVERVIEW

     We are a leading provider of software for enterprise interaction management, which enables businesses to extend information over the World Wide Web in a controlled manner and to support high volumes of users and interactions. Our flagship product, Total-e-Server, which is the foundation of our Total-e-Business product suite, is a framework for Java Web application servers and is currently in Release 7.2. In 1998, we decided to focus on internally developed software products and curtail the licensing and services related to third party products. Beginning in March 1998, we increased our sales and marketing efforts and hired new management. We hired a significant number of sales personnel throughout the country in order to develop a nationwide presence and generate increased revenue. The positioning and feature set of the Sapphire/Web product was shifted from a low-cost development tool to an enterprise-wide software solution for Internet applications. In January 1999, we released Bluestone XML-Server, which represented a new generation of specialized Web application server focused on Internet commerce. In December 1999, we released Bluestone Total-e-Business, an e-business platform that provides the infrastructure, integration, content management, personalization and e-commerce components that companies utilize to conduct their businesses on the Internet. In June 2000, we released our Total-e-B2B, Total-e-B2C, Total-e-Mobile and Total-e-Global products that are based on our Total-e-Business platform.

     We generate revenue from two principal sources: license fees for our software products and professional services and support revenue derived from consulting, training and maintenance services related to our software products. During the three months ended September 30, 2000 four of our customers individually accounted for greater than 10% of our total revenues. During the nine months ended September 30, 2000, one customer accounted for greater than 10% of our total revenues. Our top 10 customers represented 81.2% of total revenues during the three months ended September 30, 2000 and 53.4% of total revenues during the nine months ended September 30, 2000. In the future, we expect to continue to have individual customers account for a significant portion of our revenues during a given period.

     SOFTWARE LICENSE FEES. Typically, our end-user customers pay an up-front, one-time fee for a perpetual license of our software. The amount of the fee is generally based on the number of sites, developer seats and server interactions. Pricing models based on enterprise-wide deployment or the number of processors are also available. We also sell annual and multi-year licenses to independent software vendors that allow for the integration of our products into their software. We generally require a written license contract that typically provides for payment within 30-90 days of contract signing. Certain multi-year license contracts contain payment terms that extend beyond one year. Pursuant to the American Institute of Certified
Public Accountants' Statement of Position 97-2, any amounts due under contract beyond one year are not deemed to be fixed or determinable and therefore are deferred and recognized as revenue when the payments become due.

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

     WRITE OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. We are recording a one-time charge in an amount equal to the market value of the in-process research and development that was acquired when we purchased Arjuna Solutions Limited (see notes to financial statements).

     STOCK-BASED COMPENSATION. The amount by which the fair market value of our common stock exceeded the exercise price of stock options on the date of grant is recorded as deferred compensation and is amortized to stock-based compensation expense as the options vest.

     AMORTIZATION EXPENSE. We are recording an expense for the amortization of goodwill associated with our acquisition of Arjuna Solutions Limited which is being amortized equally over a four year period.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

SOFTWARE LICENSE FEES

     License fees were $9.1 million and $3.1 million for the three months ended September 30, 2000 and 1999, respectively. This increase of 187.8% was primarily due to an increased presence in the market, as well as an increase in the number of licenses with independent software vendors, which has increased the amount of license revenue per customer during the third quarter of 2000 versus the same period in 1999.

SERVICES REVENUE

     Services revenue was $2.5 million and $856,000 for the three months ended September 30, 2000 and 1999, respectively, an increase of 197.2%. Services revenue increased between the two periods primarily due to five large consulting engagements that were performed and concluded during the third quarter of 2000, as well as an increase of maintenance revenues due to a larger base of installed software.

GROSS MARGIN-LICENSE FEES

     Our license fee gross margin remained relatively consistent at 97.3% for the three months ended September 30, 2000 compared to 98.3% for the same period in 1999.

GROSS MARGIN-SERVICES REVENUE

     Our services gross margin remained relatively consistent at (11.1)% for the three months ended September 30, 2000 compared to (10.4)% for the same period in 1999. Our services gross margin remained negative primarily due to the hiring and training of additional internal personnel and external consultants to support our growing installed base of customers and anticipated increases in future revenues, as well as the training of our existing internal and external consultants on our Total-e-Business products. We anticipate that our services gross margin will improve and will be approaching a breakeven point towards the end of the fourth quarter of 2000.

SALES AND MARKETING

     Sales and marketing expenses were $12.7 million and $4.5 million for the three months ended September 30, 2000 and 1999, respectively, an increase of 181.8%. Of this increase, $2.7 million was due to increases in payroll and related costs, $540,000 in recruiting costs, $622,000 in training costs and $638,000 in travel and entertainment costs as a result of the growth in the number of sales personnel, $982,000 in office and occupancy expense due to the expansion of our sales offices throughout the United States and Europe, $900,000 was due to increased trade show, direct mail, advertising and public relations expenses, and $1 million was due to increased commissions expense as a result of higher sales volume. We also incurred increases in variable marketing expenses due to increased printing and collateral and outside service providers. We intend to continue to aggressively increase our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the three months ended September 30, 2000 was 142 compared to 64 for the three months ended September 30, 1999. These costs as a percentage of revenue were 109.7% and 112.8% for the three months ended September 30, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

     Product development expenses were $3.3 million and $1.2 million for the three months ended September 30, 2000 and 1999, respectively, an increase of 172.0%. These increases were associated with the development and enhancement of our Bluestone Total-e-Business products and were due to an increase in payroll and related costs of $1.1 million, hiring costs of $100,000, an increase in sub-contract expense of $343,000 related to outside consultants involved in development projects and an increase of $277,000 in office and occupancy expenses due to the growth in our development personnel. Average development headcount for the three months ended September 30, 2000 and 1999 was 65 and 34, respectively. We believe that our continued increases in product development investment are essential for us to maintain our market and technological competitiveness. These costs as a percentage of revenue were 28.6% and 30.5% for the three months ended September 30, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2.5 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively, an increase of 157.0%. Of this increase $502,000 was due to increases in payroll and related costs, $371,000 was due to an increase in office and occupancy expense in order to accommodate our expanding personnel size, $164,000 was due to increases in our insurance costs related to new directors and officers insurance, $64,000 was due to increases in public reporting costs and $42,000 was due to increases in sub-contracting expenses for temporary employees. General and administrative expenses as a percentage of revenue were 21.9% and 24.7% for the three months ended September 30, 2000 and 1999, respectively. The average number of general administrative employees for the three months ended September 30, 2000 was 44 compared to 33 for the three months ended September 30, 1999. We expect that our general administrative expenses will continue to increase to the extent we continue to expand geographically and add personnel and administrative resources to support the growth of our business.

WRITE OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    The write off of acquired in-process research and development was $2.2 million for the three months ended September 30, 2000. This expense was related to our purchase of Arjuna Solutions Limited, a development stage software company (see notes to financial statements).

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation was $85,000 for each of the three months ended September 30, 2000 and 1999. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes related to the hiring of key employees and directors during the third quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options. As of September 30, 2000, we had an aggregate of $878,000 of deferred compensation to be amortized through June 30, 2003.

AMORTIZATION EXPENSE

     Amortization expense was $534,000 for the three months ended September 30, 2000. This expense arose due to the goodwill associated with our purchase of Arjuna Solutions Limited, which is being amortized on a straight-line basis over a four year period.

INTEREST INCOME (EXPENSE), NET

     Net interest income was $3.1 million for the three months ended September 30, 2000 and net interest income was $113,000 for the three months ended September 30, 1999. The additional interest income was due to interest earned on a higher cash balance during the third quarter of 2000 as compared to the third quarter of 1999 resulting from $54.8 million of net proceeds generated from our initial public offering of common stock in September 1999 and $145.8 million of net proceeds generated from our follow-on public offering in February 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

SOFTWARE LICENSE FEES

     License fees were $21.2 million and $7.9 million for the nine months ended September 30, 2000 and 1999, respectively. This increase of 169.9% was primarily due to an increased presence in the market, as well as an increase in the number of licenses with independent software vendors, which has increased the amount of license revenue per customer during the first nine months of 2000 versus the same period in 1999.

SERVICES REVENUE

     Services revenue was $ 7.0 million and $2.7 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of 157.5%. Services revenue increased between the two periods primarily due to eight large consulting engagements performed during the first nine months of 2000, as well as an increase in maintenance revenues due to a larger base of installed software.

GROSS MARGIN-LICENSE FEES

     Our license fee gross margin remained relatively consistent at 96.5% for the nine months ended September 30, 2000 compared to 97.3% for the same period in 1999. This slight decrease was primarily due to an increase in the cost of third-party software products embedded in our product offerings in 2000.

GROSS MARGIN-SERVICES REVENUE

     Our services gross margin improved to (17.3)% for the nine months ended September 30, 2000 from (25.4)% for the same period in 1999. Our services gross margin remained negative however in 2000 primarily due to the hiring and training of additional internal personnel and external consultants to support our growing installed base of customers and anticipated increases in future revenues, as well as the training of our existing internal and external consultants on our Total-e-Business products. We anticipate that our services gross margin will improve and will be approaching a breakeven point towards the end of the fourth quarter of 2000.

SALES AND MARKETING

     Sales and marketing expenses were $29.9 million and $10.7 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of 179.4%. Of this increase, $6.2 million was due to increases in payroll and related costs, $1.1 million in recruiting costs, $860,000 in training expenses and $1.6 million in travel and entertainment costs as a result of the growth in the number of sales personnel, $2.1 million in office and occupancy expense due to the expansion of our sales offices throughout the U.S. and Europe, $1.3 million in sub-contractor's expense for the use of outside consultants, $2.6 million was due to increased trade show, direct mail, advertising, promotion and public relations expenses, and $2.0 million was due to increased commissions expense as a result of higher sales volume. We also incurred increases in variable marketing expenses due to increased printing and collateral and outside service providers in order to increase market awareness and gain market acceptance of our products. We intend to continue to aggressively increase our spending on sales and marketing because we believe that our sales and marketing efforts are essential for us to increase our market position and our product acceptance. The average number of sales and marketing employees for the nine months ended September 30, 2000 was 128 compared to 54 for the nine months ended September 30, 1999. These costs as a percentage of revenue were 105.8% and 101.0% for the nine months ended September 30, 2000 and 1999, respectively.

PRODUCT DEVELOPMENT

     Product development expenses were $7.2 million and $3.1 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of 132.2%. These increases were associated with the development and enhancement of our Bluestone Total-e-Business products and were due to an increase in payroll and related costs of $2.4 million, $188,000 in recruiting costs and an increase in sub-contractor expense of $655,000 related to outside consultants involved in development projects and an increase of office and occupancy expense of $505,000. Average development headcount for the nine months ended September 30, 2000 and 1999 was 58 and 30, respectively. We believe that our continued product development investment is essential for us to maintain our market and technological competitiveness. These costs as a percentage of revenue were 25.4% and 29.1% for each of the nine months ended September 30, 2000 and 1999 respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $6.0 million and $3.1 million for the nine months ended September 30, 2000 and 1999, respectively, an increase of 93.5%. Of this increase $657,000 of payroll related expenses, $599,000 in office and occupancy expenses, $165,000 of recruiting expenses were due to increased personnel to support the growth of our business. Additionally, $420,000 of additional insurance costs related to new directors and officers insurance, an increase of $299,000 in public operating costs and an increase of $191,000 in professional fees was incurred. The average number of general and administrative employees for the nine months ended September 30, 2000 was 42 compared to 31 for the nine months ended September 30, 1999. General and administrative expenses as a percentage of revenue were 21.3% and 29.4% for the nine months ended September 30, 2000 and 1999, respectively.

WRITE OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     The write off of acquired in-process research and development was $2.2 million for the nine months ended September 30, 2000. This expense was related to our purchase of Arjuna Solutions Limited, a development stage software company (see notes to financial statements).

AMORTIZATION OF STOCK-BASED COMPENSATION

     Amortization of stock-based compensation was $255,000 and $197,000 for the nine months ended September 30, 2000 and 1999, respectively. Deferred compensation of $1.4 million arose due to the issuance of stock options at exercise prices below the fair market value of our common stock for accounting purposes related to the hiring of key employees and directors during the third quarter of 1999. Deferred compensation is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting periods of the options.

AMORTIZATION EXPENSE

    Amortization expense was $534,000 for the nine months ended September 30, 2000. This expense arose due to the goodwill associated with our purchase of Arjuna Solutions Limited, which is being amortized on a straight-line basis over a four year period.

INTEREST INCOME (EXPENSE), NET

     Net interest income was $7.9 million for the nine months ended September 30, 2000 and net interest expense was $1.0 million for the nine months ended September 30, 1999. The net interest income was due to interest earned on a higher cash balance during the first nine months of 2000 as compared to the first nine months of 1999 resulting from $54.8 million of net proceeds generated from our initial public offering of common stock in September 1999 and $145.8 million of net proceeds generated from our follow-on public offering in February 2000.

LIQUIDITY AND CAPITAL RESOURCES

     In February 2000, we completed our secondary public offering of shares of our common stock. Of the 3,500,000 total shares offered, 1,750,000 shares were offered by the Company and 1,750,000 shares were offered by certain selling stockholders. We realized net proceeds from the offering of $145.8 million. In September 1999, we completed our initial public offering of 4,000,000 shares of our common stock, realizing net proceeds of $54.8 million. Prior to these offerings, we financed our operations and met our capital expenditure requirements primarily through sales of preferred stock, bank loans, equipment loans and funds generated from operations. From April 1997 through May 1999, we raised approximately $41.6 million of venture capital funding in order to expand the sales and marketing and product development efforts of the business. As of September 30, 2000 our primary sources of liquidity consisted of cash, cash equivalents and short term marketable securities totaling approximately $186.8 million and available borrowings under our two revolving lines of credit which are secured by substantially all of our assets. As of September 30, 2000, we had a total of $2.0 million of available borrowings under both the $3.0 million and $500,000 revolving lines of credit.

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

     Net cash used in operating activities was $16.5 and $8.7 million for the nine months ended September 30, 2000 and 1999, respectively. The cash used in operating activities in the first nine months of 2000 was attributable primarily to net losses of $18.9 million, offset by certain non-cash items and changes in operating assets and liabilities. The cash used in operating activities for the nine months ended September 30, 1999 was attributable primarily to net losses of $11.2 million offset by certain non-cash items and increases in working capital items.

     Net cash used in investing activities was $49.0 million and $404,000 for the nine months ended September 30, 2000 and 1999, respectively. The cash used in investing activities for the nine months ended September, 2000 related primarily to the purchase of short term marketable securities, the purchase of 1,000,000 shares of Series B Preferred Stock of S2 Systems, Inc., a strategic partner of Bluestone, for $6.0 million, $3.6 million related to the Arjuna Solutions Limited acquisition and the purchase of fixed assets of $1.7 million. The cash used in investing activities for the nine months ended September 30, 1999 related to purchases of computers and software for internal use.

     Net cash provided by financing activities was $148.4 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, net proceeds of $145.8 million was provided from the follow on public offering of shares of our common stock. Additionally, we received proceeds of $3.5 million from the exercise of common stock options and made repayments of $868,000 of long-term debt. Net cash provided by financing activities for the nine months ended September 30, 1999 was $77.7 million. This was primarily due to net proceeds of $54.8 million provided from our initial public offering of common stock and the sale of 9,191,176 shares of Series C convertible preferred stock for net proceeds of $23.1 million.

     We plan to continue to expand our operations throughout the U.S. and internationally within the next 12 months and we expect to continue to incur increases in our sales and marketing, product development and general and administrative expenditures to support such growth. These expenditures will use large amounts of cash. Furthermore, we have committed to pay approximately $375,000 as additional deferred consideration to certain former stockholders of Arjuna Solutions Limited if certain products are delivered to Bluestone by Arjuna Solutions Limited by no later than February 1, 2001 or if we waive the delivery requirements. We believe that our existing capital resources are sufficient to meet our capital requirements for at least the next 12 months.

RISK FACTORS

     THIS SECTION HIGHLIGHTS SPECIFIC RISKS WITH RESPECT TO AN INVESTMENT IN OUR BUSINESS. INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. WE ALSO CAUTION YOU THAT THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT.


RISKS ASSOCIATED WITH THE PROPOSED MERGER WITH HEWLETT-PACKARD

     On October 24, 2000 we entered into an agreement and plan of merger with Hewlett-Packard Company. The proposed stock for stock merger is subject to customary closing conditions, including the approval by Bluestone stockholders. Hewlett-Packard filed a Form S-4 registration statement on November 9, 2000 with the Securities and Exchange Commission which contains a preliminary proxy statement of Bluestone and which describes the proposed merger in detail, including the risks posed by such proposed transaction. Such risks include but are not limited to the following:

     - The value of Hewlett-Packard common stock to be received by Bluestone stockholders in exchange for their Bluestone common stock will fluctuate and is affected by factors different from the factors affecting the price of our shares;

     - Hewlett-Packard and Bluestone may encounter difficulties in integrating their operations or achieving the desired benefits of the acquisition;

     - Certain directors and officers have interests in the proposed merger that differ form the interests of the other Bluestone stockholders;

     - The failure to consummate the merger could negatively impact our stock price, future business and operations;

     - The merger may cause our customers to delay or later purchasing decisions and/or cause strategic partners to alter or sever their relationship with Bluestone;

     - The merger may adversely our ability to attraqct and retain key employees; and

     - If we fail to obtain certain required consents and waivers, third parties may terminate or alter their existing contracts with Bluestone.

WE HAVE HAD RECENT LOSSES AND MAY INCUR FUTURE LOSSES THAT MAY DEPRESS OUR STOCK PRICE.


     We have incurred significant net losses since 1996, including losses of approximately $11.6 million and $15.1 million for the years ended December 31, 1998 and 1999, respectively and $18.9 million for the nine months ended September 30, 2000. Our losses have resulted in an accumulated deficit of approximately $53.8 million as of September 30, 2000. Any significant shortfall of revenues in relation to our expectations or any material delay of customer orders would have an immediate adverse effect on our business, operating results and financial condition. Additionally, our planned acceleration of expenditures may have an adverse effect on our operating results. We may not be profitable in any future period and our net losses may increase in the next several quarters. Our future operating results will depend on many factors, including:

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

     Software license revenues from our software products were $11.7 million or 74% of total revenues in 1999 and $21.2 million or 75.2% of total revenues in the first nine months of 2000. We expect to continue to be dependent upon our software products in the future, and any factor adversely affecting the market for Web application server and e-business platform software in general, or our software in particular, would adversely affect our ability to generate revenues. The market for Web application server and e-business platform software is competitive, highly fragmented and characterized by rapid technological change. Our future financial performance will depend in large part on the successful development, introduction and customer acceptance of our new products and product enhancements in a timely and cost effective manner. We expect to continue to commit significant resources to market and further develop our software products and enhance the brand awareness of our products. The market for our software may not continue to grow or may grow at a slower rate than we expect. Furthermore, the market may not accept our products. If this market fails to grow or grows more slowly than we anticipate, or if the market fails to accept our products, our business could suffer.

IF THE MARKET'S ACCEPTANCE AND ADOPTION OF JAVA AND XML SERVER TECHNOLOGIES DOES NOT CONTINUE, OUR FUTURE RESULTS MAY SUFFER.

    The foundation of our Total-e-Business product suite is Total-e-Server, our web application server which is 100% Pure Java. Java is a programming language developed by Sun Microsystems. Therefore, the continued acceptance of our products in the marketplace depends on Java's acceptance as a standard programming language. If Sun Microsystems were to make significant changes to the Java language or fail to correct defects and limitations in its products, our ability to continue to improve and ship our products could be impaired. In the future, our customers may also require the ability to deploy our products on platforms for which technically acceptable Java implementations either do not exist or are not available on commercially reasonable terms.

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

OUR CUSTOMERS ARE CONCENTRATED AND THE LOSS OF ONE OF OUR LARGEST CUSTOMERS COULD CAUSE OUR REVENUES TO DROP QUICKLY AND UNEXPECTEDLY.

     Our top ten customers for the year ended December 31, 1999 and the nine months ended September 30, 2000 in the aggregate accounted for approximately 56.0% and 53.4%, respectively, of our revenues. One customer accounted for more than 10% of our revenues for the year ended December 31, 1999 and one customer accounted for more than 10% of our revenues for the nine months ended September 30, 2000. We expect that a small number of customers will continue to account for a substantial portion of revenues in any given quarter in the foreseeable future, although it is unusual for the same customer to account for a substantial amount of revenues in each of several quarters. As a result, our inability to secure major customers during a given period or the loss of any one major customer could cause our revenues to drop quickly and unexpectedly.

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

OUR FAILURE TO SUCCESSFULLY INTEGRATE ACQUISITIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     We acquired Arjuna Solutions Limited in July 2000 and we may acquire other complementary product lines, technologies and businesses as part of our growth strategy. Although we may make such acquisitions, we may not be able to successfully integrate them with our business in a timely manner. Our failure to successfully address the risks associated with such acquisitions, if consummated, could have a material adverse effect on our business and our ability to develop and market products. The success of any acquisitions will depend on our ability to:

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

THE DEVELOPMENT OF INTERNATIONAL OPERATIONS WILL CAUSE US TO FACE ADDITIONAL RISKS.

     In the first quarter of 2000, we established a U.K. subsidiary and opened a branch office in London, England. In the third quarter we established a branch office in Sweden and an independent distributorship in Italy. We may continue to expand our international operations and international sales and marketing efforts. We have limited experience in marketing, selling and distributing our products and services internationally. International operations, including operations in those regions that we are targeting, are subject to the following risks:

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

IF WE LOSE OUR KEY PERSONNEL, OR FAIL TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, THE SUCCESS AND GROWTH OF OUR BUSINESS MAY SUFFER.

     A significant portion of our senior management team has been in place for a relatively short period of time. Our success will depend to a significant extent on their ability to gain and maintain the trust and confidence of our other employees and to work effectively as a team.

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

     Currently, our executive officers, directors and their affiliates beneficially own approximately 33% of the outstanding shares of common stock. As a result, these stockholders are able to influence to a substantial degree all matters requiring stockholder approval and, thereby, our management and affairs. Matters that require stockholder approval include:

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

     The holders of a significant amount of our common stock, as well as the holders of outstanding warrants, are entitled to registration rights with respect to their common stock or the common stock underlying their convertible securities or are eligible to sell the common stock pursuant to Rule 144. If these holders, by exercising their registration rights or through sales pursuant to Rule 144, cause a large number of securities to be registered and sold in the public market, these sales could have an adverse effect on the market price for our common stock. If we were to include, in a registration statement initiated by us, shares held by these holders pursuant to the exercise of their registration rights, these sales may have an adverse effect on our ability to raise needed capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Until the first quarter of 2000, we developed our products in the U.S. and sold them primarily in North America. As a result, our historical financial results were not affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since the first quarter of 2000, we established a U.K. subsidiary, acquired Arjuna Solutions Limited in Newcastle, England, opened branch offices in London, England and Sweden, established an independent distributorship in Italy and generated approximately $800,000 of revenue from international operations to date. Such revenue was denominated in U.S. dollars. In the future, we may increase our international operations which could increase our exposure to these factors.

     Our holdings of financial instruments are comprised of a mix of corporate debt, government securities and commercial paper. All such instruments are classified as securities available for sale. Our portfolio represents funds held temporarily pending use in our business and operations. We seek reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We typically invest in the shorter end of the maturity spectrum. We believe that there is no material market risk exposure relating to these investments.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (c) Issuance of unregistered securities

On July 3, 2000, the Company acquired all of the outstanding share capital of Arjuna Solutions Limited. Initial acquisition consideration consisted in part of 277,803 shares of common stock issued to the shareholders of Arjuna. Additional consideration, consisting in part of 82,725 shares of common stock, is payable upon the earlier of completion by Arjuna of certain products on or before February 1, 2001 or waiver of the delivery date or requirements by the Company. Our shares were issues pursuant to exemptions from registration under Regulation D and S under the Securities Act of 1933, as amended since the issuance of shares was made to a limited number of non-U.S. persons.

         (d)  Use of Proceeds

     On September 23, 1999, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-82213) relating to our initial public offering of our common stock. We received net proceeds of approximately $54.8 million after deducting underwriting discounts and offering expenses. Although we cannot distinguish the net proceeds from our initial public offering from the net proceeds from our prior financing activities, the net proceeds of $145.8 million from our follow-on public offering in February 2000, or other cash on hand at September 30, 1999, we used $20.9 million in cash for operating activities since September 30, 1999 (approximately the date of closing of our initial public offering) and believe that approximately 69.0% of such amount was used for sales and marketing activities, 14.0% was used for product development and 17.0% was used for general corporate purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

          2.1 Agreement for the sale and purchase of the entire issued share capital of Arjuna Solutions Limited between Bluestone, Bluestone Software Europe Limited and Vendors of Arjuna Solutions Limited dated July 3, 2000.

         10.1 Stock Purchase and Investor Rights Agreement between Bluestone and S2 Systems, Inc. dated August 18, 2000.

         10.2 Lease for Irwin Road facility in Mount Laurel, New Jersey between Bluestone and Partners Creek, II LLC dated
                   August 9, 2000.

         10.3 Licence Agreement for the Supply of Office Facilities between Bluestone and Regus (UK) Ltd. dated February 7, 2000.

         10.4 Licence Agreement for the Supply of Office Facilities between Citibase Plc and Arjuna Solutions Limited dated
                   September 15, 2000.

         27.1      Financial Data Schedule (in electronic format only).

         (b)  Reports on Form 8-K:

                   None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BLUESTONE SOFTWARE, INC.


                Dated: November 14, 2000       By: /s/ S. Craig Huke
                                                   -----------------------------
                                                   S. Craig Huke
                                                   EXECUTIVE VICE-PRESIDENT &
                                                   CHIEF FINANCIAL OFFICER